Form 10-Q
period 1996-09-30
CONTROL DEVICES INC
filed 1996-11-14
CIK 928737

                       SECURITIES & EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 1996

                       Commission File Number:  0-21345


                              Control Devices, Inc.
               --------------------------------------------------
               (Exact name of Registrant as specified in Charter)



            Indiana                                      01-0490335
-------------------------------              ---------------------------------
(State or other jurisdiction of              (I.R.S. employer identification
 incorporation of organization)               No.)

228 Northeast Road Standish, Maine                            04084
----------------------------------           ---------------------------------
(Address of principal executive offices)                   (Zip Code)


The Company's telephone number, including area code:  (207) 642-4535

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              X  YES           NO
                             ---          ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, no par value: 4,963,249 shares as of November 14, 1996.


                             CONTROL DEVICES, INC.

                                     INDEX
                                     -----



                                                                       Page(s)
                                                                       -------
PART I:  FINANCIAL INFORMATION
------------------------------
ITEM 1:   FINANCIAL STATEMENTS

   Balance Sheets as of December 31, 1995, and
     September 30, 1996 (Unaudited)                                      2

   Statements of Income for the Three and Nine
    Months Ended September 30, 1996 and 1995
    (Unaudited)                                                          3

   Statement of Shareholders' Equity for the Nine                        4
    Months Ended September 30, 1996

   Statements of Cash Flows for the Nine  Months Ended                   5

   Notes to Financial Statement                                         6-11

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                          12-14

PART II:  OTHER INFORMATION
---------------------------

ITEMS 1-5:  OTHER INFORMATION                                            15

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                             15

SIGNATURES                                                               15
----------

                             CONTROL DEVICES, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

          (Thousands of dollars, except share and per share amounts)



                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
                 ASSETS                    (Unaudited)
                 ------
CURRENT ASSETS:
  Cash and cash equivalents                   $ 2,650        $10,459
  Receivables, less allowance for
    doubtful accounts of $452 and $277,
    respectively                               10,286          4,305
  Inventories                                   6,439          3,279
  Other current assets                          1,704          1,001
                                              -------        -------
          Total current assets                 21,079         19,044

PROPERTY, PLANT AND EQUIPMENT, net             13,703         11,097
GOODWILL, net                                   6,794           -
                                              -------        -------
                                              $41,576        $30,141
                                              =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt           $ 1,228        $   500
  Short-term debt                                 416           -
  Accounts payable                              4,487          1,429
  Accrued employee benefits                     3,390          1,459
  Accrued expenses                              2,720          1,994
                                              -------        -------
          Total current liabilities            12,241          5,382

LONG-TERM DEBT                                 16,167         15,853

OTHER LIABILITIES                               2,714          1,001

REDEEMABLE PREFERRED SHARES                     2,400          2,400

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY (Note 2):
  Class A Common Shares, no par value;
    10,000,000 authorized and 1,564,098
    issued and outstanding                        520            520
  Class B Series 1 Common Shares, no par
    value; 4,000,000 authorized and
    435,896 issued and outstanding                145            145
  Warrants                                        180            180
  Foreign currency translation
    adjustment                                   (259)          -
  Retained earnings                             7,468          4,660
                                              -------        -------
          Total shareholders' equity            8,054          5,505
                                              -------        -------
                                              $41,576        $30,141
                                              =======        =======

  * See Note 2 for summary pro forma Balance Sheet information.

      The accompanying notes are an integral part of these balance sheets.

                             CONTROL DEVICES, INC.
                             ---------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
          (Thousands of dollars, except share and per share amounts)
                                  (UNAUDITED)

                                                                    Three Months Ended        Nine Months Ended
                                                                      September 30,             September 30,
                                                                     1996        1995          1996        1995
                                                                  ----------  ----------    ----------  ----------
NET SALES                                                         $   15,979  $    9,063    $   44,158  $   29,777
COST OF SALES                                                         10,443       6,132        28,313      19,465
                                                                  ----------  ----------    ----------  ----------
    Gross profit                                                       5,536       2,931        15,845      10,312
                                                                  ----------  ----------    ----------  ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           2,681         816         6,838       2,786
RESEARCH AND DEVELOPMENT                                               1,019         641         2,898       2,044
                                                                  ----------  ----------    ----------  ----------
                                                                       3,700       1,457         9,736       4,830
                                                                  ----------  ----------    ----------  ----------
    Operating income                                                   1,836       1,474         6,109       5,482
INTEREST EXPENSE                                                         502         336         1,329       1,068
                                                                  ----------  ----------    ----------  ----------
    Income before income taxes                                         1,334       1,138         4,780       4,414
INCOME TAX PROVISION                                                     453         432         1,774       1,743
                                                                  ----------  ----------    ----------  ----------
    Net income                                                           881         706         3,006       2,671
PREFERRED SHARE DIVIDENDS REQUIREMENTS                                    66          66           198         198
                                                                  ----------  ----------    ----------  ----------
    Net income applicable to common shareholders                  $      815  $      640    $    2,808  $    2,473
                                                                  ==========  ==========    ==========  ==========
EARNINGS PER SHARE                                                     $0.32       $0.25         $1.10       $0.96
                                                                  ==========  ==========    ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
  OUTSTANDING                                                      2,564,094   2,564,094     2,564,094   2,564,094
                                                                  ==========  ==========    ==========  ==========

       The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.
                             ---------------------

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                ----------------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                 --------------------------------------------

                            (Thousands of dollars)

                                  (UNAUDITED)


                                                                        Foreign
                                          Class A  Class B              Currency
                                          Common   Common             Translation   Retained
                                          Shares   Shares   Warrants   Adjustment   Earnings    Total
                                          -------  -------  --------  ------------  ---------  -------
BALANCE, at December 31, 1995               $520     $145      $180        $  --     $4,660   $5,505
   Net income                                 --       --        --           --      3,006    3,006
   Preferred share dividends                  --       --        --           --       (198)    (198)
   Foreign currency
    translation adjustment                    --       --        --         (259)        --     (259)
                                            ----     ----      ----        -----     ------   ------
BALANCE, at September 30, 1996              $520     $145      $180        $(259)    $7,468   $8,054
                                            ====     ====      ====        =====     ======   ======

        The accompanying notes are an integral part of this statement.

                             CONTROL DEVICES, INC.
                             ---------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                            (Thousands of dollars)

                                  (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                            1996         1995
                                                           -------      -------
CASH FLOWS FROM OPERATIONS:
  Net income                                               $ 3,006      $ 2,671
  Adjustments to reconcile net income
    to cash provided by operations:
    Depreciation and amortization                            1,546        1,326
    Deferred income taxes                                      530          554
    Amortization of debt discount                               17           27
  Changes in assets and liabilities:
    (Increase) decrease in receivables                      (1,317)         718
    (Increase) decrease in inventories                         384         (338)
    (Increase) decrease in other current assets               (261)        (330)
    Increase (decrease) in accounts payable                 (1,112)         (19)
    Increase (decrease) in accrued employee benefits           895          211
    Increase (decrease) in accrued expenses                   (349)      (1,176)
    Increase in other long-term liabilities                     95            -
                                                           -------      -------
        Cash provided by operations                          3,434        3,644
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of RDI (including transaction
    fees and expenses), net of cash acquired                (7,232)           -
  Capital expenditures                                      (1,756)        (419)
                                                           -------      -------
        Cash used in investing activities                   (8,988)        (419)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                         (2,314)           -
  Net change in short-term debt                                 55            -
                                                           -------      -------
        Cash used in financing activities                   (2,259)           -
                                                           -------      -------

EFFECT OF EXCHANGE RATES ON CASH                                 4            -
  Increase (decrease) in cash and cash equivalents          (7,809)       3,225

CASH AND CASH EQUIVALENTS, beginning of period              10,459        5,304
                                                           -------      -------

CASH AND CASH EQUIVALENTS, end of period                   $ 2,650      $ 8,529
                                                           =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                $ 1,793      $ 1,663
     Cash paid for income taxes                            $ 1,526      $ 1,929

       The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.
                             ---------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

       (All information as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 is unaudited.)


(1)  Organization and Basis of Presentation:
     ---------------------------------------

          Control Devices, Inc. ("CDI"), which was organized on June 10, 1994, designs, manufactures and markets circuit breakers, electronic ceramic components parts and electronic sensors used by original equipment manufacturers ("OEMs") in the automotive, appliance and telecommunications markets. On April 1, 1996, CDI purchased Realisations et Diffusion pour l'industrie ("RDI"), which distributes these and other products in the Northern European market from its headquarters near Paris, France. The accompanying financial statements include the results of CDI and RDI from the date of acquisition. The "Company" refers to both CDI and RDI unless the context otherwise requires.

          The consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 and the consolidated statement of shareholders' equity for the nine months ended September 30, 1996 and cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and 1995 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. It is suggested that these consolidated financial statements be read in conjunction with the financial statements for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (Registration Statement File No. 333-09379) as declared effective by the Securities and Exchange Commission (the "SEC") on October 2, 1996. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

(2)  Public Offering and Subsequent Events:
     --------------------------------------

          The Company filed a Registration Statement on Form S-1 with the SEC, which was declared effective on October 2, 1996. On October 8, 1996, the Company closed on the sale of 2,000,000 Common Shares in connection its initial public offering (the "public offering") and received net proceeds of approximately $15.5 million. On October 15, 1996, the Company issued 300,000 Common Shares in connection with the exercise of the underwriter's overallotment option granted in connection with the public offering and received net proceeds of approximately $2.6 million.

          On August 30, 1996, the shareholders of the Company approved two amendments to the Company's Articles of Incorporation. The first amendment reclassified the outstanding Class A Common Shares and Class B Common Shares as Common Shares and eliminated the designations of the Class A and Class B Shares immediately prior to the closing of the public offering. The second amendment will eliminate the 11% Cumulative Preferred Shares ("Redeemable Preferred Shares") when all of the Redeemable Preferred Shares are redeemed in connection with the public offering.

          The following transactions occurred substantially simultaneously with the close of the public offering:

a. the exercise of the outstanding warrants described in Note 4 to purchase 564,100 Class B Series 1 Common Shares at $0.01 per share;

b. the conversion of all 999,996 Class B Series 1 Common Shares outstanding after the exercise of the warrants into a like number of Class A Common Shares;

c. the reclassification of the Class A Common Shares into Common Shares and the elimination of the designations of Class A Common Shares and Class B Common Shares;

d. the conversion of the RDI Convertible Notes as describe in Note 3 into 99,155 Common Shares; and

e. the repayment of the Senior Notes and Redeemable Preferred Shares described in Notes 4 and 5 with the net proceeds from the public offering.


          Set forth below is summary balance sheet information as of September 30, 1996 and pro forma September 30, 1996, assuming the above transactions occurred and the completion of the public offering and the application of the net proceeds therefrom:

                                                             Pro forma
                                          September 30,    September 30,
                                               1996            1996
                                          -------------    -------------
  Total assets............................   $41,576          $42,025
                                             =======          =======
  Long-term debt..........................   $16,167          $ 1,405
                                             =======          =======
  Shareholders' equity:
  Common Shares...........................   $     -          $19,925
  Class A Common Shares...................       520                -
  Class B Series 1 Common Shares..........       145                -
  Warrants................................       180
  Foreign currency translation adjustment.      (259)            (259)

  Retained earnings.......................     7,468            7,388
                                             -------          -------
     Total shareholders' equity...........   $ 8,054          $27,054
                                             =======          =======

          The number of Common Shares outstanding on a pro forma basis at September 30, 1996, assuming the transactions described above occurred on such date, would be 4,963,249.

          The supplemental net income per share would have been $0.78 and $0.72 for the nine months ended September 30, 1996 and 1995 respectively, assuming the conversion of the RDI Convertible Notes(only in 1996), the issuance of 2,146,488 and 2,018,333 Common Shares (without deducting underwriters' discount or offering expenses), at the public offering price of $9.00 per share and the application of proceeds thereof to retire the Company's Senior Notes plus accrued interest and the Redeemable Preferred Shares plus accrued dividends, as of the beginning of each respective period. The supplemental net income per share does not include the results of operations for RDI prior to April 1, 1996.

(3)       Acquisition of RDI:
          -------------------

                On April 1, 1996, CDI purchased all of the issued and outstanding stock of RDI for $8,964,000. CDI paid $6,964,000 in cash plus transaction fees of approximately $400,000 from existing cash on hand, delivered Subordinated Promissory Notes ("RDI Notes") totaling $1,107,600 and delivered Automatically Converting Subordinated Promissory Notes ("RDI Convertible Notes") totaling $892,400.

                The purchase method was used to account for the acquisition. In preparing RDI's financial information, the aggregate purchase price has been allocated to the assets and liabilities of RDI based on preliminary estimates of fair market value. Any adjustments resulting from the final purchase price allocation, which could result in changes to the carrying values of assets and liabilities, including goodwill, are not expected to be material to the financial statements.

                The net assets acquired after allocating the purchase price are as follows (in thousands):

        Cash                                                   $   132
        Receivables                                              5,888
        Inventories                                              3,642
        Other current assets                                       549
        Goodwill                                                 7,144
        Property, plant and equipment                            2,376
        Accounts payable                                        (5,387)
        Accrued expenses                                        (3,236)
        Debt                                                    (1,744)
                                                               -------
                                                               $ 9,364
                                                               =======

                The unaudited pro forma results of operations for the nine months ended September 30, 1996 and 1995, respectively, had the acquisition of RDI occurred at January 1, 1996 and January 1, 1995, respectively, are provided in the following table. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their estimated fair market values at the acquisition date, adjustments for additional interest expense on acquisition debt, adjustments for the decrease in interest expense on the Junior Subordinated Promissory Note payable to GTE Control Devices, Inc. (the "Seller Note") which was repaid as part of the acquisition of RDI, adjustments for the elimination of interest income on excess cash balances, adjustments for the elimination of intercompany sales and profit in inventory, and the related income tax effect. The unaudited pro forma information does not necessarily represent what the results of operations would have been in such periods and is not intended to be indicative of future results.

                                                      Nine Months Ended
                                                         September 30,
                                                     1996            1995
                                                  ----------      ----------
                                                  (Unaudited - in thousands)
                                                      (except per share)
Net sales                                        $   50,782       $   49,836
Net income applicable to                              2,881            2,576
  common shareholders
Earnings per share                                    $1.12            $1.00

Weighted average number of common
  shares and equivalents outstanding              2,564,094        2,564,094


(4)  Debt:
     -----

            Debt consists of the following as of September 30, 1996 and December 31, 1995 (in thousands):


                                            1996              1995
                                           -------           -------
10% Senior Secured Fixed Rate Notes        $10,000           $10,500
11% Senior Subordinated Notes                4,370             4,353
  (face value of $4,500)
RDI Notes                                    1,108                 -
RDI Convertible Notes                          892                 -
RDI fixed rate loans                         1,025                 -
RDI short-term debt                            416                 -
Seller Note                                      -             1,500
                                           -------           -------
                                           $17,811           $16,353
                                           =======           =======

          On July 29, 1994, and as amended on March 29, 1996, CDI entered into an agreement (the "Securities Purchase Agreement") with a group of affiliated lenders to provide CDI with $15 million of term loans and up to $3.0 million in revolving credit loans. The term loans are comprised of the 10% Senior Secured Fixed Rate Notes and the 11% Senior Subordinated Notes (collectively the "Senior Notes"). In connection with the public offering the Senior Notes were repaid without premium in October 1996.

          Under the Securities Purchase Agreement, warrants to purchase 564,100 shares of Class B Series 1 Common Shares at $.01 per share were issued to the lenders. The proceeds received upon the issuance of the 11% Senior Subordinated Notes of $4.5 million were allocated between the notes and the warrants based on their estimated relative fair values. Accordingly, $180,000, which represents the amount of the proceeds allocated to the warrants, has been credited to additional paid-in-capital. The discount was to be amortized over the life of the notes. In October 1996 the remaining unamortized discount of $130,000 ($80,000 net of tax) was charged to expense in connection with the repayment of the Senior Notes.

          The RDI Notes bear interest at 8% per annum and are due in three equal annual installments commencing on April 1, 1997. CDI has the right to prepay the RDI notes at any time without premium.

          The RDI Convertible Notes bear interest at 6.5% per annum and are payable in full on demand after April 1, 1999. In connection with the public offering the RDI Convertible Notes were converted into 99,155 common shares in October 1996.

          As of October 8, 1996 Fleet Bank of Maine ("Fleet Bank") and the Company have entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings, (ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain covenants. To date there have been no borrowings against this line of credit facility.

(5)  Redeemable Preferred Shares:
     ----------------------------

          In connection with the acquisition, CDI issued 2,400 shares of 11% Cumulative Preferred Shares for $2.4 million. The Preferred Shares accrue cumulative dividends at a rate of 11% per annum and have a liquidation preference value of $2.4 million, plus accrued and unpaid dividends. The liquidation preference value of the Preferred Shares ($1,000 per share plus accrued dividends) was $2,972,000 and $2,774,000 at September 30, 1996 and December 31, 1995, respectively. At September 30, 1996 and December 31, 1995, accrued and unpaid dividends were $572,000 and $374,000, respectively, which have been included in accrued expenses. In connection with the public offering the Redeemable Preferred Shares plus accrued dividends were repaid without premium in October 1996.

(6)  Commitments and Contingencies:
     ------------------------------

          The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.

(7)  Inventories:
     ------------

          Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out ("FIFO") method of inventory valuation. Classes of inventories as of September 30, 1996 and December 31, 1995 are as follows (in thousands):

                                           1996    1995
                                          ------  ------
            Raw materials and supplies..  $1,293  $1,174
            Work-in-process.............     868     613
            Finished goods..............   4,278   1,492
                                          ------  ------
                                          $6,439  $3,279
                                          ======  ======

(8)  Supplementary Balance Sheet Information:
     ----------------------------------------

          Accrued expenses consisted of the following as of September 30, 1996 and December 31, 1995 (in thousands):

                        1996    1995
                       ------  ------
      Interest         $  289  $  652
      Dividends           761     374
      Environmental       305     305
      Other             1,365     663
                       ------  ------
                       $2,720  $1,994
                       ======  ======

          Other long-term liabilities as of September 30, 1996 and December 31, 1995, are as follows (in thousands):

                                         1996    1995
                                        ------  ------
            Deferred tax liabilities    $1,376  $1,001
            Retirement benefits            827       -
            Employee profit sharing        511       -
                                        ------  ------
                                        $2,714  $1,001
                                        ======  ======



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales were $16.0 million for the three months ended September 30, 1996, an increase of $6.9 million, or 76.3% as compared to the three months ended September 30, 1995. Net sales increased primarily as a result of the acquisition of RDI which contributed $5.5 million to net sales for the three months ended September 30, 1996.

     Gross profit in the three months ended September 30, 1996 was $5.5 million, an increase of $2.6 million, or 88.9%, compared to the same period in 1995. As a percentage of net sales, gross profit in the three months ended September 30, 1996 was 34.6% as compared to 32.3% for the same period in 1995. The increase in gross profit, as a percentage of net sales, resulted from improved productivity due in part to the continued success of an employee gain sharing program, as well as from improved plant utilization and efficiencies.

     Selling, general and administrative expenses in the three months ended September 30, 1996 were $2.7 million, an increase of $1.9 million or 228.6% as compared to the three months ended September 30, 1995. The increase consisted primarily of RDI expenses of $1.7 million.

     Research and development expenses in the three months ended September 30, 1996 were $1.0 million, an increase of $0.4 million, or 59.0%, as compared to the three months ended September 30, 1995. The increased research and development expenses was primarily a result of increased staffing and expenses required to develop products for introduction in the 1997-1999 period.

     Operating income in the three months ended September 30, 1996 was $1.8 million compared to $1.5 million for the three months ended September 30, 1995, an increase of 25%. As a percentage of net sales, operating income was 11.5% in the three months ended September 30, 1996 as compared to the 16.3% for the three months in 1995. The decrease in operating income as a percentage of net sales resulted primarily from the acquisition of RDI. RDI is primarily a distributor and, on a historical basis, has incurred selling, general and administrative expenses higher, as a percentage of net sales, than the CDI business. Similarly, as a distributor, RDI's operating income as a percentage of net sales is typically lower than that of the CDI business.

     Interest expense was $0.5 million in the three months ended September 30, 1996 an increase of $0.2 million from $0.3 million in the three months ended September 30, 1995. The increase was due to the addition of RDI interest expense of $0.1 million and lower interest income of $0.1 million due to lower cash balances as a result of the RDI acquisition.

     The provision for income tax was $0.5 million for the three months ended September 30, 1996, compared to $0.4 million for the three months ended September 30, 1995. The effective tax rate was 34.0% in the three months ended September 30, 1996 compared to 38.0% in the same period of 1995. The decrease was the result of reinstatement of a R&D tax credit, which has reduced the year to date effective rate to 37.1%.

     Net income was $0.9 million in the three months ended September 30, 1996, an increase of $0.2 million, or 25%, compared to the three months ended September 30, 1995. The increase in net income was a result of the acquisition and the improvement in operating income partially offset by increased research and development and interest expenses. As a percentage of net sales, net income was 5.5% in the three months ended September 30, 1996 as compared to 7.8% in the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales were $44.2 million for the first nine months of 1996, an increase of $14.4 million, or 48.3% as compared to the first nine months of 1995. Net sales increased primarily as a result of the acquisition of RDI which contributed $12.1 million to net sales for the first nine months of 1996 and the increased penetration of sensor products in North America and Europe.

     Gross profit in the first nine months of 1996 was $15.8 million an increase of $5.5 million, or 53.7%, compared to the same period in 1995. As a percentage of net sales, gross profit for the first nine months of 1996 was 35.9% as compared to 34.6% for the first nine months of 1995. The increases in gross profit, as a percentage of net sales, resulted from improved productivity due in part to the continued success of an employee gain sharing program as well as from improved plant utilization and efficiencies.

     Selling, general and administrative expenses in the first nine months of 1996 were $6.8 million, an increase of $4.1 million or 145.4% as compared to the first nine months of 1995. The increase consisted primarily of RDI expenses of $3.7 million.

     Research and development expenses in the first nine months of 1996 were $2.9 million an increase of $0.9 million, or 41.8%, as compared to the first nine months of 1995. The increased research and development expenses was primarily a result of increased staffing and expenses required to develop products for introduction in the 1997-1999 period. As a percentage of net sales research and development expense was 6.6% in the first nine months of 1996, as compared to 6.9% in the first nine months of 1995. Excluding RDI, research and development expense increased to 8.8% for the first nine months of 1996 as compared to 6.9% for the same period in 1995.

     Operating income in the first nine months of 1996 was $6.1 million compared to $5.5 million for the first nine months of 1995, an increase of 11.4%. As a percentage of net sales, operating income was 13.8% in first nine months of 1996 as compared to 18.4% for the first nine months of 1995. The decrease in operating income as a percentage of net sales resulted primarily from the acquisition of RDI. RDI is primarily a distributor and, on a historical basis, has incurred selling, general, and administrative expenses higher, as a percentage of net sales, than the CDI business. Similarly, as a distributor, RDI's operating income as a percentage of net sales is typically lower than that of the CDI business.

     Interest expense was $1.3 million for the first nine months of the 1996 an increase of $0.2 million from $1.1 million in the first nine months of 1995. The increase was due to the addition of RDI interest expense and lower interest income due to lower cash balances as a result of the RDI acquisition.

     The provision for income tax was $1.8 million for the first nine months of 1996, compared to $1.7 million for the first nine months of 1995. The effective tax rate was 37.1% in the first nine months of 1996 compared to 39.5% in the same period of 1995.

     Net income was $3.0 million in the first nine months of 1996, an increase of $0.3 million, or 12.5%, compared to the first nine months of 1995. The increase in net income was a result of the acquisition and the improvement in operating income partially offset by increased research and development and interest expenses. As a percentage of net sales, net income was 6.8% in the first nine months of 1996 as compared to 9.0% in the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since its formation and initial capitalization, the Company has financed its operations and investments in property, equipment and the RDI acquisition primarily through cash generated from operations, the issuance of RDI Notes and RDI Convertible Notes and bank borrowings.

     Cash and cash equivalents totaled $2.7 million at September 30, 1996 compared to $10.5 million at December 31, 1995. The decrease in cash and cash equivalents during this period was primarily due to the acquisition of RDI and the repayment of the $1.5 million Seller Note.

     RDI has various credit facilities available to it totaling $4.5 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. At September 30, 1996 RDI had borrowings aggregating $2.9 million under these facilities.

     As of October 8, 1996 Fleet Bank of Maine ("Fleet Bank") and the Company have entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings,
(ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain covenants. To date there have been no borrowings against this line of credit facility.

     As a result of the public offering the Company received $18.1 million in net proceeds, of this amount $17.7 million was used to repay the Senior Notes, Redeemable Preferred Shares and associated accrued dividends and interest. The remaining $400,000 was invested in short-term, investment grade, interest-bearing securities and will be used for general corporate purposes.

     The Company believes its current cash and cash equivalents, together with existing credit facilities and cash flows from operations will be sufficient to meet the Company's cash requirements for at least the next twelve months.

     This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, cyclicality of automotive and appliance industries, reliance on OEM's, risk of customer labor interruptions, and competing technologies.

                           PART II OTHER INFORMATION


Item 4:   Submission of Matters to a Vote of Security Holders

a) Annual meeting of shareholders August 30, 1996

b) Election of directors
      Ralph R. Whitney Jr.
      Bruce D. Atkinson
      Charles M. Brennan III
      John D. Cooke
      James O. Futterknecht, Jr.
      Alan I. Mossberg
      John M. Ramey
      Glenn Scolnik

c) Other items included:
      1) Election of Arthur Andersen LLP as independent auditors.
      2) Approval of the amended and restated Articles of Incorporation (Restated Articles No. 1).
      3) Approval of the amended and restated Articles of Incorporation (Restated Articles No. 2).
      4) Approval of Control Devices, Inc. 1996 Stock Compensation Plan.

     1,559,098 out of 1,564,098 Class A Common Shares, 435,896 out of 435,896
Class B Series 1 Common Shares, and 2,376.50 Redeemable Preferred Shares voted for all of the above matters. 5,000 Class A Common Shares and 23.5 Redeemable Preferred Shares did not vote.

Item 6:   Exhibits and Reports on Form 8-K

(a)       Exhibits

          2      Not Applicable.

          3.1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.1 of Statement on Form S-1,
                 Registration Statement No. 333-09379).

          3.2 Code of By-laws of the Company (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to Registration Statement on
                 Form S-1, Registration Statement No. Registration 333-09379).

          4.1 Specimen of Common Share certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Registration Statement of
                 Form S-1, Registration Statement No. 333-09379).

          4.2    Article III of the Articles of Incorporation of the Company
                 (included in Exhibit 3.1).

          4.3    Code of By-laws of the Company (included in Exhibit 3.2).

          4.4 Form of (i) Securities Purchase Agreement dated July 29, 1994 entered into between Control Devices, Inc. and certain investors ("SPA"); and (ii) 10% Senior Secured Fixed Rate
                 Notes, 11% Senior Subordinated Notes, and Senior Secured floating Rate Revolving Credit Notes issues pursuant to the Securities Purchase Agreement. (Incorporated by reference to
                 Exhibit 4.4 of Registration Statement of form S-1, Registration
                 Statement No. 333-09379).


          4.5 Agreement to furnish copies of certain long term debt agreements. (Incorporated by reference to Exhibit 4.5 of Registration Statement of Form S-1, Registration Statement No.
                 333-09379).

          4.6    Form of First Amendment dated March 29, 1966, to SPA and Senior
                 Revolving Credit Notes. (Incorporated by reference to Exhibit
                 4.6 of Amendment No. 1 to Registration Statement on Form S-1,
                 Registration Statement No. 333-09379).

          4.7    Form of Second Amendment dated August 16, 1996 to SPA and
                 Waiver dated August 19, 1996. (Incorporated by reference to
                 Exhibit 4.7 of Amendment No. 1 to Registration Statement on
                 Form S-1, Registration Statement No. 333-09379).

          4.8    Loan Agreement dated October 8, 1996, between the Company and
                 Fleet Bank of Maine.

          10.1   1996 Stock Compensation (Plan (Incorporated by reference to
                 Exhibit 10.5.1 of Amendment No. 1 to Registration Statement on
                 Form S-1, Registration Statement No. 333-09379).

          11 Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the Financial Statements included herein.

          15     Not Applicable.

          18     Not Applicable.

          22     Not Applicable.

          23     Not Applicable.

          24     Not Applicable.

          25     Not Applicable.

          27     Financial Data Schedule.

          99     Not Applicable.

(b)       Reports on Form 8-K
               none

Pursuant to the requirements to the Security Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                              Control Devices, Inc.
                              -----------------------------------
                              (Registrant)


Date: November 14, 1996       By /s/ Jeffrey G. Wood
                                 ---------------------------------
                              Name:  Jeffrey Wood
                                     Vice President,
                                     Chief Financial Officer