Form 10-K
period 1996-12-31
CONTROL DEVICES INC
filed 1997-03-14
CIK 928737

                        SECURITIES & EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File Number: 0-21345

                              Control Devices, Inc.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

           Indiana                                       01-0490335
---------------------------------          ------------------------------------
(State or other jurisdiction of            ( I.R.S. employer identification No.)
   incorporation of organization )

228 Northeast Road Standish, Maine                    04084
----------------------------------             ------------------
( Address of principal executive offices )         ( Zip code )

       The Company's telephone number, including area code: (207) 642-4535

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------------------       -----------------------------------------
Common Shares, no par value                     Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1997 was approximately $48,000,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Shares, no par value:
4,963,249 shares as of January 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K

      Document Incorporated                                Part of Form 10-K
-------------------------------------------------------    -----------------
Proxy Statement for 1997 Annual Meeting of Shareholders         Part III

                                    PART 1
                                    ------

Item 1:        Description of Business
------         -----------------------

           General Development of Business:
           -------------------------------
           On July 29, 1994, Control Devices, Inc. ("CDI" or the "Company") acquired substantially all of the assets and certain liabilities (the "Business") of GTE Control Devices Incorporated and Dominican Overseas Trading Company, two subsidiaries of GTE Corporation (collectively referred to herein as "GTE"). For periods prior to July 29, 1994, the Business is sometimes referred to herein as the "Predecessor Company." The Company is an Indiana corporation incorporated in June 1994 to purchase the Business.

           The Company designs, manufactures and markets circuit breakers, electronic sensors and electronic ceramic component parts used by original equipment manufacturers ("OEMs") in the automotive, appliance and telecommunications markets. The Company has supplied circuit breakers to automotive OEMs for more than 30 years, and in 1991 expanded its offerings to the automotive market by introducing its initial sensor product, a solar sensor used for climate control systems in luxury cars. The Company's products are sold to the three major North American automotive OEMs, General Motors Corporation ("GM"), Ford Motor Company ("Ford") and Chrysler Corp. ("Chrysler"), as well as to foreign OEMs such as Mercedes, Peugeot, Volkswagen, and Valeo. Other principal customers include Danfoss, Celwave and Siecor.

           Recent Developments:
           -------------------

           In April 1996, the Company acquired all of the outstanding capital stock of Realisations et Diffusion pour l'Industrie ("RDI"), which is headquartered near Paris, France. RDI markets, distributes, assembles and packages a full line of circuit protection devices, including various fuses and circuit breaker components and assemblies manufactured by other companies. The Company purchased RDI primarily to enhance its market penetration of the automotive OEM market in Europe, in part by locating itself closer to European customers. Management believes that the resulting expansion of its European presence and improvement of its European distribution network will enhance the Company's ability to distribute in Europe existing, internally developed and newly acquired products.

           The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on October 2, 1996. On October 8, 1996, the Company closed on the sale of 2,000,000 Common Shares in connection with its initial public offering (the "public offering") and received net proceeds of approximately $15.7 million. On October 15, 1996, the Company issued 300,000 Common Shares in connection with the exercise of the underwriter's overallotment option granted in connection with the public offering and received net proceeds of approximately $2.5 million.

           Narrative Description of the Business:
           -------------------------------------

Products:
--------
      Circuit Protection. The Company manufactures and markets for the automotive and appliance industries, circuit breakers which protect transformers, battery chargers, compressors and small motors from heat and current overloads. The technology utilized in such devices traces back to automatically resetting circuit breakers developed as an alternative to fuses by Sylvania in 1956. Due to the resetting feature, Sylvania's circuit breakers provided the same protection from current overloads as fuses without the need for replacement. The Company manufactures over 250 types of circuit breakers, including over 150 types of glass enclosed circuit breakers. Through RDI, the Company markets and distributes in Europe a full line of circuit breaker components and assemblies manufactured by other companies. The Company's sales of circuit breakers were $31.7 million, or 52.3% of net sales in 1996, and $30.9 million, or 79.6% of net sales in 1995.

      Electronic Sensors. The Company's automotive sensors use optical sensing technologies to recognize external conditions and send an electronic signal to a central processor which automatically triggers a control response, that in many cases, had required manual operation. The functions automatically controlled by the Company's sensors include climate control and headlight intensity in response to sunlight, power steering assist in response to driving conditions, wiper control in response to precipitation and defrost operation in response to window fog. The Company's rain, window fog, and "next generation" solar (climate control)/twilight (headlamp control) sensors are in various stages of development. The Company's sales of sensors were $8.8 million, or 14.5% of net sales in 1996, and $5.3 million, or 13.7% of net sales in 1995.

      Electronic Ceramics. The Company's ceramic products include PTC (Positive Temperature Coefficient) thermistors and dielectric resonators. PTC thermistors, which convert electrical current into heat, are used as component parts in room air heaters and protection devices for switching equipment critical to the operation of telephone companies' central offices (facilities that provide the local switching and distribution functions for telephone companies). Dielectric resonators are used to filter frequencies in wireless communications equipment. In addition to sales to wireless communications equipment manufactures, in the forth quarter of 1995 the Company began shipping custom designed dielectric resonators to the Personal Communication Systems ("PCS") equipment manufacturers. The Company's sales of ceramics were $4.5 million, or 7.5% of net sales in 1996, and $2.6 million, or 6.7% of net sales, in 1995.

      RDI. In addition to the Company's products, RDI distributes a number of electronic components in Europe such as capacitors, connectors, circuit protection devices produced by other manufactures and various electronic fuses and aftermarket products. These components are supplied to the automotive, appliance, and telecommunication OEM markets and are sourced and stocked by RDI. Sales of RDI were $20.6 million in 1996, including $5.1 million of the Company's circuit protection and electronic sensor sales discussed in the above sections. The remaining $15.5 million or 25.7% of net sales in 1996, includes other products distributed by RDI.

Markets:
-------

      The Company sells its products primarily to three markets: automotive, appliance and telecommunications.

Automotive Market:

      Circuit Protection. The Company produces over 100 types of metal-based (covered or uncovered) automatically resetting circuit breakers. These products utilize a bimetal technology which essentially protects electrical circuits and motors from heat and current overloads. The Company offers a broad line of automotive circuit breakers which operate in a wide range of ambient temperatures, thereby enabling customers to choose the protection most appropriate for the particular application. Typical applications include protection for wiring harnesses, headlamps and small motors. The Company's circuit breakers are used as protectors for 12-volt DC motors. These products are cycling, or self-resetting, circuit breakers created for mounting in the motor and are used to protect motors with currents of 20 amps (such as windshield wiper motors) up to 40 amps (such as power seat motors). Another line of the Company's automatically resetting circuit breakers are installed in automotive fuse blocks or wiring harnesses and are used to protect circuits which occasionally experience momentary overloads (e.g., headlamps, for which fuses can present a safety hazard) and to minimize the inconvenience of fuse replacement (e.g., cigarette lighters, which can overload if used for other applications). The Company's other electromechanical automotive products include thermal relays, which provide a time delay for automotive courtesy lights and seat belt warning lights.

      In Europe, the Company distributes a full line of circuit protection products through RDI. These products include those manufactured by the Company and complementary products distributed for other manufacturers.

      Electronic Sensors. The Company's solar sensor, used for the automatic climate control system in vehicles, measures the direct solar heating felt by the automobile's occupants. The Company's solar sensor is customized for each car model by taking into account the roof line and placement of windows.

      In 1995, the Company began shipments of steering wheel sensors. These sensors optically measure the speed and direction of the steering column rotation, and send electric signals to the car's central processor to make adjustments in stiffness of the power steering system of the car. The technology used in its steering wheel sensor has other automotive applications in which the Company is pursuing.

      The Company's twilight sensor signals the vehicle's headlight system to switch from low intensity in twilight conditions and was developed for use in GM's DRL program. The Company began shipments of twilight sensor in 1996.

      The Company's rain, window fog and "next generation" solar (climate control) / twilight (headlamp control) sensors are in various stages of development. The Company's rain sensor measures precipitation on the windshield and sends a signal to adjust the windshield wiper speed accordingly. The window fog sensor optically detects condensation or frost on front and/or rear windows and sends a signal to adjust the defroster before such condensation or frost is detectable by the human eye. By eliminating frost and condensation before it has a chance to accumulate, the driver's visibility remains unimpaired.

Appliance Market:

      The Company believes it is a leading supplier of glass enclosed circuit breakers for the small motor appliance market. The Company also supplies ceramic PTC thermistor based heaters to the appliance market and, through RDI, distributes component parts manufactured by other companies. The products distributed by RDI include capacitors, filters, and condensers.

      Circuit Protection. The Company manufactures a number of different types of circuit breakers for the appliance market. The Company's glass enclosed circuit breakers are generally sold for applications in which quality, cycle life and dependability are the critical factors. These products prolong motor life by shutting off motors in the presence of excess ambient heat or current. A key feature of the glass circuit breakers is the hermetic seal created by the glass enclosure. This hermetic seal makes it the lowest cost type of circuit breaker which can be totally immersed in a liquid or gas environment and still maintain consistent operation. Typical uses include protection of compressor motors and other small motors where the breaker is required to be mounted directly inside the motor, such as refrigerator compressor motors, dishwasher motors and garage door opener motors. Internal mounting in motors places the circuit breaker in close proximity to the source of heat, allowing for faster response times under fault conditions than can be delivered by externally mounted breakers. Internal mounting also eliminates the need for an external mounting location and associated wiring connectors, and facilitates greater efficiency in compressor motor design.

      The Company also supplies circuit breakers to recessed lighting manufacturers. These breakers protect the fixture from heat overloads and cause the light to blink in a fault condition.

      Electronic Components. The Company supplies ceramic PTC thermistors for use in small electric air heaters. The PTC ceramic is designed to maintain a constant temperature, making them safer than certain other electric air heating technologies. In addition, RDI distributes electronic components to the European appliance industry.

Telecommunications Market:

      The Company manufactures and markets PTC current limiters and dielectric resonators for applications in the telecommunications market.

      PTC Current Limiters. The Company supplies PTC current limiters for use in modules which prevent current surges from damaging line cards (circuit boards) in telephone companies' central office switching systems.

      Dielectric Resonators. The Company supplies a line of dielectric resonators to OEMs of wireless telecommunications equipment. Dielectric resonators are an integral part of wireless communication filters, which capture the desired frequencies and keep the desired frequencies from interfering with others. These filters are typically placed at transmission sites, where space is at a premium, and the Company therefore believes that the size of dielectric resonators based filters, which are smaller than larger air cavity based filters, offer a competitive advantage. The markets for theses products include cellular and PCS applications.

           PCS is the term used to describe the wireless telecommunications services that will be offered by those companies that acquired or will acquire licenses for a radio spectrum (frequency range 1850-1990 MHz) in the FCC auctions and are the newest entrants in the wireless telecommunications market. PCS will initially compete directly with existing cellular telephone, paging and mobile radio services. PCS will also include features which are not generally offered by cellular providers, such as: (i) the provision of all services to one untethered, mobile number; (ii) lower-priced service options; and (iii) in the near future, medium-speed data transmissions to and from portable computers, advanced paging services and facsimile services. PCS providers may be the first to be able to offer mass market wireless local loop applications, in competition with switched and direct access local telecommunication services.

Marketing and Customers

      The Company markets its products through a direct sales and service force located in the Company's sales office near Detroit, Michigan, at the Company's corporate headquarters in Standish, Maine and at RDI's headquarters near Paris, France. The Company also sells and distributes its products through a number of independent agents and distributors in Europe and Asia. In Europe, RDI acts as a technical and value added resource to its customers.

      In the automotive market, the Company sells its products primarily to parts suppliers, including subsidiaries of automotive manufactures, rather than directly to the automobile manufacturer. The Company must generally market its products to both the manufacturer (to insure the design of the automobile incorporates the Company's products) and to the supplier of the particular parts in which the Company's products will be incorporated. As is typical in the automotive and appliance industries, the Company's customers buy products through the use of purchase orders rather than long-term contracts.

      One of the Company's customers, GM, accounted for approximately 12%, 20% and 17% of net sales in 1996, 1995 and 1994, respectively. These sales were primarily to two divisions of GM, Packard Electric and Delco Electronics, both of which manufacture electrical systems for automotive companies, including GM. Net sales to Danfoss were 13.6% in 1995. No other customer accounted for more than 10% of sales in 1996, 1995 and 1994.

      For domestic, foreign, and export sales and activities, see Note 16 to the Company's Financial Statements.

Research and Development

      The Company expended $3.8 million, $2.7 million, $2.7 million, and $2.1 million on research and development in 1996, 1995, 1994 and 1993, respectively. The increase in expenditures from 1993 to 1996 was a result of the Company's focus on new product development in the electronic sensor product line based on the Company's existing optical sensing technologies. In 1996 and 1995 the Company devoted 8.7% and 7.0%, respectively, of net sales excluding RDI, to research and development. In 1996, 1995, and 1994, the Company devoted approximately 75% of its research and development expenditures to electronic sensors. The Company maintains a research and development staff at its Standish, Maine facility of 41 employees as of December 31, 1996, 36 of whom, including 26 engineering professionals, were devoted to new sensor product development.

      The Company also has a six year consulting agreement expiring in April 2001 with Dr. Dennis J. Hegyi, a Physics Professor at the University of Michigan, relating to its sensor products. The Company currently licenses five of Dr. Hegyi's patents for its sensor products.

      The following tables summarize the results of the Company's historical research and development activities and the focus of its current research and development activities.


      Year of Introduction              Product                           Application
      --------------------         ----------------                  ----------------------------
              1991               Solar Sensor                       Automatic Climate Control
              1993               Dielectric Resonator               Wireless Telecom-Cellular
              1995               Steering Wheel Sensor              Power Steering Assist
              1995               Dielectric Resonator               Wireless Telecom-PCS
              1996               Twilight Sensor                    Daylight Running Lamps


Development Stage Products                         Application                                 Status
--------------------------                 ---------------------------           ------------------------------------------

Solar Twilight Sensor                     Combined Climate and                   OEMs have tested and requested quotes.
                                          Headlamp Control

Rain Sensor                               Wiper Function and Speed Control       Testing with a North American OEM.

Window Fog Sensor                         Defrost Control                        Prototypes provided to European OEMs.

Solar Quadrant Sensor                     Multi-zone Automatic Climate           Prototypes provided to European OEM.
                                          and Headlamp Control

Electric Vehicle Heaters                  Automobile Heaters                     Development funding has been received from a North
                                                                                 American OEM.

Patents, Licenses and Trademarks

      The Company owns 11 and has two patents pending. The Company does not consider any single patent to be material to its business. The Company typically requires its employees to execute appropriate non-competition and patent rights agreements. The Control Devices logo is a registered trademark of the Company and Maxi Breaker is a trademark of the Company. The Company is licensed to use technology in patents and know-how owned by Dr. Dennis J. Hegyi, a consultant to the Company.

Manufacturing and Supply

      The Company manufactures and assembles its products at its plants in Standish and Caribou, Maine, and San Cristobal, Dominican Republic and has certain value added operations at its distribution facility in

France. The Company's facility in the Dominican Republic has been audited by representatives of Chrysler, Valeo and Packard Electric and has been certified as an approved supplier by all three. The Company manufactures its products using components purchased from third parties and from parts manufactured by the Company with various raw materials.

      During and after the manufacturing process, products undergo extensive inspection and testing to insure quality control. The Company's commitment to quality has resulted in the Company having received, in addition to other awards, ISO (International Standards Organization) 9001-1994 registration (the highest attainable), QS-9000 certification, General Motors' Mark of Excellence Award (the highest attainable) and Ford's Q1 quality rating.

      Certain of the Company's components are standard items and are available from multiple sources. The Company also sources components produced from custom tools or molds. These custom parts may be single sourced in some circumstances in order to take advantage of price and quality considerations. The Company has never had any significant supply interruptions in these components and it believes it could develop alternative sources of supply if supply interruptions were to occur.

      Backlog consists of firm orders received from customers and distributors with delivery dates requested by customers at some future date. At December 31, 1996, backlog was approximately $8.2 million versus approximately $4.8 million at December 31, 1995. This backlog increase is primarily due to the acquisition of RDI.

Competition

      The Company has many competitors with respect to all of its products, and the automotive parts supply industry, in particular, is highly competitive. Many of its competitors in the automotive industry are companies which are larger, more diversified and have greater financial resources than the Company. In general, competition in the circuit breaker market is based on price, although the Company also seeks to compete based on product performance. The automotive market for circuit breakers is a relatively mature, small market and the Company competes primarily with Texas Instruments and Otter Controls, Inc. In the appliance market for circuit breakers, the Company competes principally with Texas Instruments. The Company also competes with suppliers of alternative technologies, such as fuses which can be used as an alternative to circuit breakers. Competition in the sensor market is primarily based on technology, quality, delivery, reliability, price, functionality and engineering support. The Company's principal competitors in this market are Texas Instruments, Eaton, Motorola, Panasonic, Philips, and Nippondenso. In the ceramics market, the Company competes on the basis of supplying niche products and on service, delivery and product technology. Its principal competitors in this market are NTK, TDK, Alpha Industries, Murata, and Siemens. In the European distribution market, the Company competes with similar electronic distributors.

Employees

      As of December 31, 1996, the Company had 827 employees, consisting of 227 employees based in Standish, 87 employees based in Caribou, three employees based in the Company's sales office near Detroit Michigan, 402 employees based in the Dominican Republic, and 108 employees in France. None of the Company's employees are currently represented by a union; RDI's employees enjoy the benefits of a state-mandated collective bargaining agreement (Convention Collective de la Metallurgie ) which applies to numerous French companies whose business relates to metal products, including RDI. The Company believes its relations with employees are good.

Environmental Matters

      The Company's owned and leased facilities are subject to numerous environmental laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water, and the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances. Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property, typically without regard to fault.

      Pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE has retained liability and agreed to indemnify the Company for any and all liabilities arising under CERCLA and other environmental requirements related to contamination and cleanup of the Standish facility, treatment, storage and disposal of hazardous materials transported offsite and remediation required by the State of Maine Department of Environmental Protection ("MEDEP") or U.S. Environmental Protection Agency ("EPA") not known to exist or occur prior to July 29, 1994. GTE indemnification for these various unknown liabilities expires on July 29, 1997 and July 29, 1999. GTE has also retained liability for claims relating to soil and groundwater contamination from the surface impoundment and the out-of-service leachfield at the Company's Standish, Maine facility known to exist prior to the acquisition. Such contamination is currently being remediated at GTE's sole expense. GTE's obligation to remediate such contamination and its indemnification for any claims relating thereto expire several years after the MEDEP and EPA conclude remediation has been completed.

      Except as set forth above, the Company believes that its facilities are in compliance in all material respects with all applicable Federal, state and local environmental laws, ordinances and regulations, as well as comparable laws and regulations outside the United States. No assurances can be given, however, that the current environmental condition of the Company's owned and leased facilities are not other than as currently understood by the Company, or will not be adversely affected by the condition of properties in the vicinity of the Company's owned and leased properties, or by the activities of third parties unrelated to the Company or by former owners or operators of the Company's owned or leased facilities, or that future laws, ordinances or regulations will not impose any material environmental liability on the Company.

Item 2.    Properties
-------    ----------

      The Company's facilities are kept in good condition and the capacity of such facilities is adequate for the Company's needs. The following table sets forth certain information, as of December 31, 1996, relating to the Company's facilities:

                                                                                          Approximate            Owned/
   Location                                Principal Activities                           Square Feet            Leased
-------------------                 ----------------------------------                    -----------            ------
Standish, Maine                  Corporate Headquarters; Research and Development;          120,000               Owned
                                 Manufacture of Electronic Sensors, Glass Enclosed
                                 Circuit Breakers, Electronic Ceramic Devices

Caribou, Maine                   Manufacture of Circuit Breakers                             33,000              Leased
                                                                                                                 (Yearly
                                                                                                                renewal)

San Cristobal,                   Manufacture of Circuit Breakers,                            26,000              Leased
Dominican Republic               Electronic Sensors                                                             (Expires
                                                                                                                December
                                                                                                                  2001)

Southfield, Michigan             Sales Office                                                1,200               Leased
                                                                                                                (Expires
                                                                                                                December
                                                                                                                  2002)

Villepinte, France               RDI Headquarters, European Warehouse, Manufacturing         27,500               Owned
                                 and Distribution.

Item 3.    Legal Proceedings
-------    -----------------

      The Company is not engaged in any legal proceedings other than ordinary routine litigation incidental to its business. The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material effect on the Company's financial condition, liquidity or results of operations.

Item 4.    Submission of Matter to a Vote of Security Holders
-------    --------------------------------------------------

      No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II
                                    -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder
-------    -------------------------------------------------------------
           Matters
           -------

(a)   Market Information:
      -------------------

      The Common Shares of the Company commenced trading on the Nasdaq
National Market under the symbol "SNSR" on October 2, 1996. Prior to October 2, 1996 there was no established trading market for the

Company's shares. The following is the range of high and low reported sales prices for the Common Shares as reported by Nasdaq National Market for each full quarterly period since trading commenced.

Calendar Year 1996                                                              Sales Price

                                                                        High        Low        Closing
                                                                        ----        ---        -------
Fourth Quarter                                                           13           9          13


(b)        Holders:
           --------

           As of January 31, 1997 there were approximately 95 record holders of the Company's Common Shares.


(c)        Dividends:
           ----------

           The Company has never declared or paid dividends on its Common Shares. The payment of any future dividends will be at the discretion of the Company's Board of Directors, which is reviewed quarterly, and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Item 6.    Selected Financial Data
-------    -----------------------

      The following is a table of selected financial data for the five years ended December 31, 1996. This data should be read in conjunction with the Company's Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                                                                   Control
                                      Control Devices, Inc.    Pro Forma(1)     Devices, Inc.
                                     ----------------------    ------------     -------------
                                                                                                  Seven
                                                                               Five Months        Months
                                                                                  Ended           Ended
                                            Years Ended December 31,           December 31,      July 29,
                                     -------------------------------------     ------------      --------
                                       1996(3)         1995            1994           1994           1994
                                       -------        -------         -------        -------        -------
                                                       (Amounts in thousands, except per share data)

Statement of Income Data:
Net sales                              $60,496        $38,881         $43,842        $18,847        $24,995
Cost of sales                           38,929         25,721          29,835         12,159         17,676
                                       -------        -------         -------        -------        -------
   Gross profit                         21,567         13,160          14,007          6,688          7,319
Operating Expenses:
Selling, general and                     9,209          3,504           4,304          2,413          1,896
   administrative
Research and  development                3,848          2,740           2,650          1,052          1,598
                                       -------        -------         -------        -------        -------

Operating income                         8,510          6,916           7,053          3,223          3,825
Interest expense                         1,562          1,380           1,581            657            --
                                       -------        -------         -------        -------        -------

Income before income taxes               6,948          5,536           5,472          2,566          3,825

Income tax provision (4)                 2,673          2,078           2,153            990          1,530
                                       -------        -------         -------        -------        -------
Net income                             $ 4,275        $ 3,458         $ 3,319        $ 1,576        $ 2,295
                                       =======        =======         =======        =======        =======

Net income applicable to common
shareholders(5)                          4,066          3,194           3,055          1,466             --

Net income per share(5)                  $1.29          $1.25           $1.19         $ 0.57             --

Weighted average of common shares
and equivalents outstanding(5)           3,163          2,564           2,564          2,564             --

                                       Predecessor Company(2)
                                       ----------------------



                                         Year Ended December 31,
                                         -----------------------
                                            1993           1992
                                           -------        -------

Statement of Income Data:

Net sales                                  $39,807        $39,747
Cost of sales                               30,046         34,419
                                           -------        -------
   Gross profit                              9,761          5,328
Operating Expenses:
Selling, general and                         3,237          3,593
   administrative

Research and  development                    2,144            651
                                           -------        -------

Operating income                             4,380          1,084
Interest expense                               --             --
                                           -------        -------

Income before income taxes                   4,380          1,084

Income tax provision (4)                     1,752            434
                                           -------        -------
Net income                                 $ 2,628        $   650
                                           =======        =======

Net income applicable to common
shareholders(5)                                 --             --

Net income per share(5)                         --             --

Weighted average of common shares
and equivalents outstanding(5)                  --             --

                                                         Control Devices, Inc.                        Predecessor Company(2)
                                             -----------------------------------------------       ---------------------------

                                                                                December 31,
                                             ---------------------------------------------------------------------------------
                                              1996               1995              1994               1993               1992
                                             ------             ------            ------             ------             ------
Balance Sheet Data:
Working capital                              $10,761            $13,662          $  9,255            $ 4,891           $ 2,665
Total assets                                  44,243             30,141            26,051             22,385            21,226
Long-term debt, net of current
maturities                                     1,320             15,853            16,320                 --                --
Redeemable preferred shares                       --              2,400             2,400                 --                --
Shareholders' equity                          28,329              5,505             2,311                 --                --



(1) Pro forma year ended December 31, 1994 amounts were prepared as if the acquisition of the acquired Business and the initial capitalization of the Company had occurred on January 1, 1994. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their fair market values at the acquisition date, increased interest on acquisition debt, additional preferred share dividends, elimination of allocated employee benefit and administrative expenses, additional professional fees and the related income tax effect. The unaudited pro forma consolidated financial data do not purport to represent what the results of operations of the Company would actually have been if the acquisition and initial capitalization had in fact occurred on January 1, 1994 or to project the results of operations of the Company for any future date or period. See Note 4 to the Company's Financial Statements.

(2) On July 29, 1994, the Company purchased the Business. The data prior to July 29, 1994 represents the financial information of the Predecessor Company, and has been prepared by the Company as if the Business was operated as a separate entity for the periods presented. The Predecessor Company financial statements do not include an allocation of GTE's assets and liabilities not specifically identifiable to the Business, including cash and intercompany debt. Prior to September 28, 1993, the Telecommunication Division shared certain facilities and functions with the business. Certain costs and expenses, including manufacturing overhead and selling, general and administrative expenses, were prorated by the Company between the Business and the Telecommunications Division in preparing the Predecessor Company financial statements. Expenses were allocated by the Company based on actual usage or other allocation methods which approximate actual usage. Management of the Company believes that the allocation methods are reasonable.

(3) The Selected Financial Data presented for the year ended December 31, 1996 includes RDI's results of operations from April 1, 1996, the date of acquisition.

(4) For purposes of computing income tax provision, an effective tax rate of 40% was used for the Predecessor Company results of operations because no income taxes were allocated to the Predecessor Company.

(5) See Note 2 to the Company's Financial Statements. Net income per share, net income applicable to common shareholders and weighted average number of Common Shares and equivalents outstanding are not presented for periods prior to and including July 29, 1994 as the Business was not operated as an independent entity during such periods.

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------

Introduction

      The Company purchased the Business from GTE on July 29, 1994 for a total purchase price of $17,900,000 plus the assumption of certain liabilities. The Company had no operations prior to that date. The Company paid $16,400,000 in cash and delivered its Junior Subordinated Promissory Note in the principal amount of $1,500,000 ( the "Seller Note"), which was repaid in full in March 1996. In April 1996, the Company acquired all of the issued and outstanding capital stock of RDI for a total purchase price of $8,964,000. The Company paid $6,964,000 in cash, delivered $1,107,600 aggregate principal amount of its 8.0% Subordinated Promissory Notes (the "RDI Notes" ), and delivered $892,400 aggregate principal amount of it 6.5% Automatically Converting Subordinated Promissory Notes ( the "RDI Convertible Notes" ).

      The financial information for the periods prior to July 29, 1994 does not reflect the impact of the acquisition of the Business or the related financing and purchase accounting adjustments on the financial position and results of operations of the Company. The financial statements prior to July 29, 1994, have been prepared solely by the Company as if the Business was operated as a separate entity for the periods presented. The Predecessor Company financial statements do not include an allocation of GTE's assets and liabilities not specifically identifiable to the Business, including cash and intercompany debt. The purchase method of accounting was used to record assets acquired by the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the financial statements of the Predecessor Company and the Company are not comparable in all material respects since the financial statements report on two separate entities.

      Since the acquisition of the Business in July 1994, the Company's financial strategy has been to improve gross profits in its circuit breaker business, maintain stable selling, general and administrative expenses and expand its sensor business. The Company has increased its research and development expenditures, which was primarily devoted to its sensor products, from $651,000 in 1992 to $3.8 million in 1996. During the same period, the Company's sales of sensors have grown from $3.2 million in 1992 to $8.3 million in 1996.

      In addition, the Company's financial strategy contemplates making acquisitions which complement the Company's existing businesses. The Company's acquisition of RDI in April 1996, which was funded in part with $7.4 million in cash generated from operations, is intended to enhance the Company's market penetration of the automotive OEM market in Europe. RDI, which is a European-based distributor of products of the Company and other manufacturers, historically, due to the nature of the distribution business, has had lower operating margins as a result of higher selling, general and administrative expenses ( measured as a percentage of net sales ) than the Company. Although the Company's operating income has increased as a result of the RDI acquisition, when expressed as a percentage of sales, the Company's operating income has decreased due to the lower margins associated with distribution businesses generally.

      RDI generates revenues and incurs expenses primarily in currencies other than the U.S. dollar. The Company does not engage in currency hedging transactions. RDI's currency of account is the French franc. RDI's assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. RDI's results of operations are translated into U.S. dollars using the average exchange rate prevailing throughout the applicable period. See Note 2 to the Company's Financial Statements.

           In October 1996, the Company closed on the sale of 2,300,000 Common Shares in connection with its initial public offering and received net proceeds of approximately $18.2 million.

Results of Operations

Summary Data

      Management's discussion and analysis of the operating results of the Company are based on amounts in the table set below which were derived from the Financial Statements appearing elsewhere herein.

      The 1994 combined financial information was based on the summation of the financial information for the seven months ended July 29, 1994 of the Predecessor Company and the five months ended December 31, 1994 of the Company. The combined financial information is presented for comparison purposes only and does not purport to reflect the results of the Company had they been under common control.

      The following table presents selected financial information derived from the Company's statements of income, expressed as a percentage net sales for the periods indicated.

                                                         Control Devices, Inc.                Combined
                                                         ---------------------                ----------

                                                                    Years Ended December 31,
                                                         -----------------------------------------------
                                                          1996                1995                 1994
                                                         ------              ------               ------
Net sales                                                 100.0%              100.0%               100.0%
Gross profit                                               35.7                33.8                 31.9
Selling, general and administrative expenses               15.2                 9.0                  9.8
Research and development                                    6.4                 7.0                  6.0
Operating income                                           14.1                17.8                 16.1
Net income                                                  7.1                 8.9                  8.8



1996 Compared to 1995

           Net sales were $60.5 million in 1996, an increase of $21.6 million, or 55.6%, as compared to 1995. Net sales increased primarily as a result of the acquisition of RDI combined with growth in sensors and ceramics. On a consolidated basis, sales of sensor products increased 64.5% to $8.8 million in 1996 from $5.3 million in 1995, as a result of increased solar and steering sensor shipments. Ceramic sales increased 73.4% to $4.5 million in 1996 from $2.6 million in 1995 primarily due to increased dielectric resonator and PCS sales. Sales of circuit breaker products increased 2.4% to $31.7 million in 1996 from $30.9 million in 1995, as a result of the RDI acquisition. Sales of other products distributed by RDI contributed $15.5 to net sales in 1996.

           Gross profit in 1996 was $21.6 million, an increase of $8.4 million, or 63.9%, as compared to 1995, RDI accounted for $6.2 million of this increase. As a percentage of net sales, gross profit in 1996 was 35.7% as compared to 33.8% in 1995. The increase in gross profit, as a percent of net sales, resulted from increased productivity due in part to the success of an employee gain sharing program instituted in 1994 as well as from improved plant utilization.

           Selling, general and administrative expenses in 1996 were $9.2 million, an increase of $5.7 million, or 162.8%, as compared to 1995. The increase in administrative expenses consisted primarily of RDI expenses which were $5.1 million. As a distributor, RDI on a historical basis, has incurred selling, general and administrative expenses higher, as a percentage of net sales, than the Company. As a percentage of net sales, selling, general and administrative expenses were 15.2% in 1996 as compared to 9.0% in 1995.

           Research and development expenses in 1996 were $3.8 million, an increase of $1.1 million, or 40.5%, as compared to 1995. The increased research and development expenses was primarily a result of increased staffing and expenses required to develop products for introduction in the 1997-1999 period. In addition, resources have been added to develop a chip-on-board manufacturing line to reduce the cost and enhance market penetration of the Company's sensor products. As a percentage of net sales, research and development expenses were 6.4% in 1996 as compared to 7.0% in 1995. Due to the distribution nature of RDI's business, research and development is a minimal expense for RDI. Excluding RDI, research and development spending increased to 8.7% in 1996 compared to 7.0% in 1995.

           Operating income in 1996 was $8.5 million, an increase of $1.6 million, or 23.0%, as compared to 1995. As a percentage of net sales, operating income was 14.1% in 1996 as compared to 17.8% in 1995. The decrease in operating income as a percentage of net sales resulted primarily from the acquisition of RDI. RDI is primarily a distributor and on a historical basis, has incurred selling, general and administrative expenses higher, as a percentage of net sales, than the Company. Similarly, as a distributor, RDI's operating income as a percentage of net sales is typically lower than that of the Company.

           Interest expense was $1.6 million in 1996, an increase of $0.2 million from 1995. The increase was due to the addition of RDI interest expense and lower interest income due to lower cash balances as a result of the RDI acquisition.

           The provision for income tax was $2.7 million in 1996, as compared to $2.1 million in 1995. The effective tax rate was 38.5% in 1996 as compared to a rate of 37.5% in 1995.

           Net income was $4.3 million in 1996, a increase of 23.6%, as compared to $3.5 million in 1995. The increase in net income was a result of the acquisition of RDI and the improvement in operating income partially offset by increased research and development expense. As a percentage of net sales, net income was 7.1% in 1996 as compared to 8.9% in 1995. The decline in net income as a percentage of net sales was a result of the RDI acquisition, which as a distributor, has typically lower margins and higher selling, general, and administrative expense as a percentage of net sales than that of the Company.

1995 Compared to Combined 1994

           Net sales were $38.9 million in 1995, a decrease of $5.0 million, or 11.3%, as compared to combined 1994. Net sales decreased primarily as a result of the weakened economic conditions in North America and Europe, particularly related to automotive sales. Sales of circuit breaker products decreased 13.6% to $30.9 million in 1995 from $35.8 million in 1994. Approximately $2.2 million of the decrease in net sales was attributable to decreased demand for the Company's automotive circuit breaker products as Ford switched certain models of vehicles from circuit breakers to fuses. Sales of sensor products increased 25.5% to $5.3 million in 1995 from $4.2 million in combined 1994 as the Company began shipping sensors to European automakers. Ceramic sales declined 31.2% to $2.6 million in 1995 from $3.8 million in combined 1994 primarily due to a decrease in air heater sales.

           Gross profit in 1995 was $13.2 million, a decrease of $0.8 million, or 6.0%, as compared to combined 1994. As a percentage of net sales, gross profit in 1995 was 33.8% as compared to 31.9% in combined 1994. The increase in gross profit, as a percent of net sales, resulted from increased productivity due in part to the success of an employee gain sharing program instituted in 1994 as well as from improved plant utilization.

           Selling, general and administrative expenses in 1995 were $3.5 million, a decrease of $0.8 million, or 18.7%, as compared to combined 1994. The decrease in administrative expenses was a result of management initiative to contain expenses as a result of the decreased sales volume. As a percentage of net sales, selling, general and administrative expenses were 9.0% in 1995 as compared to 9.8% in combined 1994.

           Research and development expenses in 1995 were $2.7 million, an increase of $0.1 million, or 3.4%, as compared to combined 1994. The increased research and development expenses were a result of the Company's continued focus on new product development in the sensor product line. As a percentage of net sales, research and development expenses were 7.0% in 1995 as compared to 6.0% in combined 1994.

           Operating income in 1995 was $6.9 million, a decrease of $0.1 million, or 1.9%, as compared to combined 1994. The decreased operating income was a result of the lower sales volume substantially offset by higher gross margins and reduced selling, general and administrative expenses. As a percentage of net sales, operating income was 17.8% in 1995 as compared to 16.1% in combined 1994.

           Interest expense was $1.4 million in 1995, an increase of $0.7 million from combined 1994. The Predecessor Company did not receive an allocation of interest expense from GTE in 1994.

           Provision for income tax was $2.1 million in 1995, as compared to $2.5 million in combined 1994. The effective tax rate was 37.5% in 1995 as compared to a rate of 39.4% in combined 1994.

           Net income was $3.5 million in 1995, a decrease of 10.7%, as compared to $3.9 million in combined 1994. The decrease in net income was primarily attributed to the additional interest expense in 1995. As a percentage of net sales, net income was 8.9% in 1995 as compared to 8.8% in combined 1994.

Seasonality

           The Company's performance is dependent primarily on automotive vehicle production which is seasonal in nature. The Company's revenues tend to be somewhat lower in the third and fourth quarters as automotive OEMs schedule plant tooling changeovers, vacations and holiday shutdowns.

Liquidity and Capital Resources

           Since its formation and initial capitalization, the Company has financed its operations and investments in property, equipment and the RDI acquisition primarily through cash generated from operations, the issuance of RDI Notes and RDI Convertible Notes and bank borrowings.

           Cash and cash equivalents totaled $6.2 million at December 31, 1996 compared to $10.5 million at December 31, 1995. The decrease in cash and cash equivalents during this period was primarily due to the acquisition of RDI, the repayment of the $1.5 million Seller Note, the results of the public offering which accounted for $18.2 million in net proceeds, of this amount $17.7 million was used to repay the Senior Notes, Redeemable Preferred Shares and associated accrued dividends and interest.

           RDI has various credit facilities available to them totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. At December 31, 1996, RDI had borrowings aggregating $0.5 million under these facilities.

           On October 8, 1996, Fleet Bank of Maine ("Fleet Bank") and the Company entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings,
(ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain covenants. To date there have been no borrowings under this line of credit facility.

           The Company believes its current cash and cash equivalents, together with existing credit facilities and cash flows from operations will be sufficient to meet the Company's cash requirements for at least the next twelve months.

           This Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, cyclicality of automotive and appliance industries, reliance on OEM's, risk of customer labor interruptions, and competing technologies.

Item 8.    Financial  Statements and Supplementary Data
-------    --------------------------------------------

                             CONTROL DEVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                       Page(s)
                                                                       -------

     Report of Independent Public Accountants                            F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1995        F-3

     Consolidated Statements of Income for the Years Ended
       December 31, 1996 and 1995, the Five Months Ended December 31,
       1994 and the Seven Months Ended July 29, 1994                     F-4

     Consolidated Statements of Shareholders' Equity for the Years
       Ended December 31, 1996 and 1995, and the Five Months Ended
       December 31, 1994                                                 F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996 and 1995, the Five Months Ended
       December 31, 1994 and for the Seven Months Ended
       July 29, 1994                                                  F-6 to F-7

     Notes to Consolidated Financial Statements                      F-8 to F-22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the shareholders of Control Devices, Inc.:

We have audited the accompanying consolidated balance sheets of Control Devices, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the five months ended December 31, 1994. We have also audited the accompanying combined statements of income and cash flows of the Electromechanical Business of GTE Control Devices Incorporated and Dominican Overseas Company ("Predecessor Company") for the seven months ended July 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Control Devices, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the five months ended December 31, 1994, and the results of operations and cash flows of the Predecessor Company for the seven months ended July 29, 1994, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Stamford, Connecticut,
January 31, 1997

                             CONTROL DEVICES, INC.
                             ---------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

           (Thousands of dollars, except share and per share amounts)

                                                                 December 31,
                                                                 ------------
                                                               1996       1995
                                                              ------     ------
                              ASSETS
                              ------
CURRENT ASSETS:
     Cash and cash equivalents                               $ 6,238    $10,459
     Receivables, less allowance for doubtful accounts of
      $467 and $277, respectively                              9,475      4,305
     Inventories                                               5,943      3,279
     Other current assets                                      1,431      1,001
                                                             -------    -------
          Total current assets                                23,087     19,044

PROPERTY, PLANT AND EQUIPMENT, net                            13,484     11,097
GOODWILL, net                                                  7,672        -
                                                             -------    -------
                                                             $44,243    $30,141
                                                             =======    =======

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:

     Current portion of long-term debt                       $   713    $   500
     Short-term debt                                             482         -
     Accounts payable                                          4,691      1,429
     Accrued employee benefits                                 4,809      1,459
     Accrued expenses                                          1,631      1,994
                                                             -------    -------
        Total current liabilities                             12,326      5,382

LONG-TERM DEBT                                                 1,320     15,853

OTHER LIABILITIES                                              2,268      1,001

REDEEMABLE PREFERRED SHARES                                      -        2,400

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
     Common Shares, no par value; 16,000,000 authorized       19,917         -
       and 4,963,249 issued and outstanding in 1996
     Class A Common Shares, no par value; 10,000,000
       authorized and 1,564,098 issued and outstanding
       in 1995                                                   -          520
     Class B Series 1 Common Shares, no par value;
       4,000,000 authorized and 435,896 issued and
       outstanding in 1995                                       -          145
     Warrants                                                    -          180
     Foreign currency translation adjustment                    (314)        -
     Retained earnings                                         8,726      4,660
                                                             -------    -------
        Total shareholders' equity                            28,329      5,505
                                                             -------    -------
                                                             $44,243    $30,141
                                                             =======    =======


The accompanying notes are an integral part of these consolidated balance sheets.

                             CONTROL DEVICES, INC.
                             ---------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

          (Thousands of dollars, except share and per share amounts)

                                                                                                              Predecessor
                                                                                                                Company
                                                                                                              ------------
                                                                                             Five Months      Seven Months
                                                              Year Ended     Year Ended        Ended             Ended
                                                             December 31,   December 31,     December 31,       July 29,
                                                                 1996           1995            1994             1994
                                                             ------------   ------------    ------------      ------------
Net sales                                                       $60,496        $38,881          $18,847          $24,995
Cost of sales                                                    38,929         25,721           12,159           17,676
                                                               --------       --------         --------         --------
         Gross profit                                            21,567         13,160            6,688            7,319
                                                               --------       --------         --------         --------
Selling, general and administrative expenses                      9,209          3,504            2,413            1,896
Research and development                                          3,848          2,740            1,052            1,598
                                                               --------       --------         --------         --------
                                                                 13,057          6,244            3,465            3,494
                                                               --------       --------         --------         --------
         Operating income                                         8,510          6,916            3,223            3,825
Interest expense                                                  1,562          1,380              657                -
                                                               --------       --------         --------         --------
         Income before income taxes                               6,948          5,536            2,566            3,825
Income tax provision                                              2,673          2,078              990            1,530
                                                               --------       --------         --------         --------
         Net income                                               4,275          3,458            1,576          $ 2,295
                                                                                                                ========
Preferred share dividends                                           209            264              110
                                                               --------       --------         --------
Net income applicable to common shareholders                    $ 4,066        $ 3,194          $ 1,466
                                                               ========       ========         ========
 Earnings per share                                               $1.29          $1.25            $0.57
                                                                 ======         ======           ======
Weighted average number of common shares and equivalents
    outstanding                                               3,162,883      2,564,094        2,564,094
                                                              =========      =========        =========




 The accompanying notes are an integral part of these consolidated statements.

                             CONTROL DEVICES, INC.
                             ---------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

                            (Thousands of dollars)

                                                                                             Foreign
                                                  Class A        Class B                     Currency
                                     Common       Common         Common                    Translation     Retained
                                     Shares       Shares         Shares        Warrants     Adjustment     Earnings        Total
                                     -------     --------      ---------       --------     ----------     --------       -------
BALANCE, at July 29, 1994
 (Initial Capitalization)            $     -       $  455        $  145        $     -       $     -         $    -       $   600

  Value assigned to warrants
   and Class A Common Shares
   issued to employees                     -           65             -            180             -              -           245
  Net income for the five
    months ended December 31, 1994         -            -             -              -             -          1,576         1,576

      Preferred share dividends            -            -             -              -             -           (110)         (110)
                                        ----         ----          ----           ----        ------         ------        ------
BALANCE, at December 31,
 1994                                      -          520           145            180             -          1,466         2,311
   Net income                              -            -             -              -             -          3,458         3,458

   Preferred share dividends               -            -             -              -             -           (264)         (264)
                                       ------        ----          ----           ----        ------         ------        ------
BALANCE, at December 31,
 1995                                      -          520           145            180             -          4,660         5,505
   RDI Convertible Note
     conversion                          892            -             -              -             -              -           892
   Conversion of Class A and
     Class B Common Shares
     into Common Shares                  665         (520)         (145)             -             -              -             -
   Exercise of Outstanding
     Warrants                            186           -              -           (180)            -              -             6
   Issuance of Common Shares,
     net of  offering expenses        18,174            -             -              -             -              -        18,174
   Foreign currency
     translation adjustment                -            -             -              -          (314)             -          (314)

   Net income                              -            -             -              -             -          4,275         4,275

   Preferred share dividends               -            -             -              -             -           (209)         (209)
                                     -------     --------       --------       --------      -------         ------       -------
BALANCE, at December 31,
 1996                                $19,917     $     -        $     -        $     -       $  (314)        $8,726       $28,329
                                     =======     ========       ========       ========      =======         ======       =======


 The accompanying notes are an integral part of these consolidated statements.

                             CONTROL DEVICES, INC.
                             ---------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (Thousands of dollars)

                                                                                                                    Predecessor
                                                                                                                      Company
                                                                                                                  ---------------
                                                                                                 Five Months        Seven Months
                                                            Year Ended         Year Ended           Ended              Ended
                                                           December 31,       December 31,       December 31,         July 29,
                                                               1996               1995               1994               1994
                                                           ------------       ------------       ------------        ----------

CASH FLOWS FROM OPERATIONS:
  Net income                                                     $ 4,275           $ 3,458              $ 1,576        $ 2,295
  Adjustments to reconcile net income to cash provided by
   operations:
    Depreciation and amortization                                  2,119             1,774                  673            949
    Deferred income taxes                                            708               941                 (358)           -
    Amortization of debt discount                                    147                33                    -            -
    Stock compensation expense                                         -                 -                   65            -
    Changes in assets and liabilities:
    (Increase) decrease in receivables                              (606)              806                 (367)         1,261
    (Increase) decrease in inventories                               479              (280)                 561            277
    (Increase) decrease in other current assets                      237              (466)                  (7)           (31)
    Increase (decrease) in accounts payable                         (881)              (91)                  55           (531)
    Increase (decrease) in accrued employee benefits                 670               148                  795           (121)
    Increase (decrease) in accrued expenses                         (564)             (321)               1,342           (388)
    Increase in other long-term liabilities                          (29)                -                 -               -
                                                                 -------          --------             --------        -------
      Cash provided by operations                                  6,555             6,002                4,335          3,711
                                                                 -------          --------             --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions (including transaction fees and expenses),
    net of cash acquired                                          (7,156)                -              (16,929)            -
  Capital expenditures                                            (2,031)             (847)                (102)          (812)
                                                                 -------          --------             --------        -------
        Cash used in investing activities                         (9,187)             (847)             (17,031)          (812)
                                                                 -------          --------             --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                         -               -               14,820            -
  Repayment of debt                                              (16,909)                -                    -            -
  Repayment of preferred shares                                   (2,400)
  Payment of dividends                                              (583)
  Net change in short-term debt                                      126                 -                    -            -
  Proceeds from issuance of preferred shares                           -                 -                2,400            -
  Proceeds from issuance of Common Shares and exercise
     of warrants, net of offering expenses                        18,180                 -                  600            -
  Proceeds from issuance of warrants                                   -                 -                  180            -
  Net transfers to Seller                                              -                 -                    -         (2,899)
                                                                 -------           -------              -------        -------
  Cash provided by (used in) financing activities                 (1,586)                -               18,000         (2,899)
                                                                 -------           -------              -------        -------
EFFECT OF EXCHANGE RATES ON CASH                                      (3)                -                    -            -
                                                                 -------           -------              -------        -------
  Increase (decrease) in cash and cash equivalents                (4,221)            5,155                5,304            -

CASH AND CASH EQUIVALENTS, beginning of period                    10,459             5,304                 -               -
                                                                 -------           -------              -------        -------
CASH AND CASH EQUIVALENTS, end of period                        $  6,238           $10,459             $  5,304        $   -
                                                                ========           =======             ========         ======


 SUPPLEMENTAL DISCLOSURE OF FINANCING AND INVESTING ACTIVITIES:

     In April 1996, the Company purchased all of the outstanding stock of RDI for $8,964,000. CDI paid $6,964,000 in cash plus transaction fees of $324,000 from existing cash on hand, and delivered debt of $2,000,000. See
     Note 5 to the consolidated financial statements.

     In October 1996, in connection with the initial public offering, the Company converted the RDI Convertible Notes as described in Note 8 to the consolidated financial statements into 99,155 Common Shares.

 The accompanying notes are an integral part of these consolidated statements.

                             CONTROL DEVICES, INC.
                             ---------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)  Organization and Basis of Presentation:
     ---------------------------------------

     Control Devices, Inc. ("CDI"), which was organized on June 10, 1994, designs, manufactures and markets circuit breakers, electronic ceramic components parts and electronic sensors used by original equipment manufacturers ("OEMs") in the automotive, appliance and telecommunications markets. On April 1, 1996, CDI purchased Realisations et Diffusion pour l'Industrie ("RDI"), which distributes these and other products in the Northern European market from its headquarters near Paris, France. The accompanying financial statements include the results of CDI and RDI from the date of acquisition. The "Company" refers to both CDI and RDI

     On July 29, 1994, CDI purchased certain assets and liabilities (the "Business") of GTE Control Devices Incorporated and Dominican Overseas Trading Company (collectively, the "Seller"), indirect wholly-owned subsidiaries of GTE Corporation. For the period prior to the acquisition date, the Business is referred to as the "Predecessor Company". The accompanying financial statements, including those of the Predecessor Company prior to the acquisition date have been prepared by CDI management and present the financial position and results of operations of CDI from the acquisition date and of the Business for the period prior to the acquisition date. Accordingly, the financial information for the period prior to the acquisition date does not reflect the significant impact of the acquisition, the related financing and the purchase accounting adjustments on the financial position and results of operations of CDI.

     The Predecessor Company financial statements include all significant components of the Business and have been prepared solely by CDI, as if the Business was operated as a separate entity for the period presented. The Predecessor Company financial statements do not include an allocation of any assets and liabilities not specifically identified to the Business, including cash and intercompany debt.

(2)  Summary of Accounting Policies:
     -------------------------------

     Principles of consolidation-
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     Use of estimates-
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign currency translation and transactions-
     ---------------------------------------------

     Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in the foreign currency translation adjustment component

     -------------------------------------------

     of shareholders' equity, while gains and losses resulting from foreign currency transactions are included in net income.

     Cash and cash equivalents-
     -------------------------

     Cash and cash equivalents include short-term investments with original maturities of three months or less.

     Trade receivables-
     -----------------

     RDI's practice is to sell part of its trade receivables to finance its business. At December 31, 1996, such sales with recourse amounted to $2,971,000 which have been deducted from trade receivables. Based on historical collectibility of trade receivables, RDI's obligations under the recourse provisions are not material.

     Inventories-
     -----------

     Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out ("FIFO") method of inventory valuation.

     Property, plant and equipment-
     -----------------------------

     Property, plant and equipment is stated at cost and is depreciated using the straight-line and various accelerated methods over the estimated useful lives of the related plant and equipment. Ranges of the estimated useful lives are as follows:

                The Company:
                  Machinery and equipment               3 to 15 years
                  Building and building equipment       40 years

                Predecessor Company:

                  Machinery and equipment               3 to 16 years
                  Building and building equipment       10 to 50 years

     Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is less. Maintenance, repairs and renewals are charged to expense as incurred; betterments are capitalized.

     Goodwill
     --------

     As part of the acquisition of RDI, goodwill was recorded which represented the difference between the purchase price and the fair value of the identifiable underlying net assets acquired and is carried as an asset, less accumulated amortization which is calculated on a straight-line basis over the estimated useful life of 40 years.

     The Company periodically evaluates the periods over which intangible assets are amortized to determine whether events have occurred which would require modification to the amortization period. The Company reviews anticipated future operating results and cash flows on an undiscounted basis in determining whether there has been an impairment in the value of the excess of purchase price over net assets acquired. An impairment loss would be measured as the amount by which the carrying amount of the impaired asset

     -------------------------------------------

     exceeds the fair value of the asset. That fair value would then become the asset's new cost basis. Amortization charged to operations amounted to approximately $145,000 in 1996.

     Income taxes-
     ------------

     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using presently enacted tax rates and regulations.

     Research and development-
     ------------------------

     Expenditures for Company-sponsored research and new product development are expensed as incurred.

     Environmental expenditures-
     --------------------------

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenues are expensed.

     Revenue recognition-
     -------------------

     Revenue is recognized when products are shipped.

     Earnings per share-
     ------------------

     Earnings per share is based on the weighted average number of shares of common shares and dilutive common share equivalents outstanding during the period. Common equivalent shares are calculated using the treasury stock method. For the year ended December 31, 1996 the computation included 46,002 Common Shares issuable upon exercise of stock options after the assumed repurchase of Common Shares with related proceeds. There is no difference between primary and fully diluted earnings per share.

     Fair value of financial instruments-
     -----------------------------------

     The fair values of financial instruments closely approximate their carrying values. The Company has no involvement with derivative financial instruments.

(3)  Public Offering and Related Transactions:
     ----------------------------------------

     In contemplation of the public offering described below on August 30, 1996, the shareholders of the Company approved two amendments to the Company's Articles of Incorporation. The first amendment reclassified the outstanding Class A Common Shares and Class B Common Shares as Common Shares and eliminated the designations of the Class A and Class B Shares immediately prior to the closing of the public offering. The second amendment eliminated the 11% Cumulative Preferred Shares ("Redeemable Preferred Shares") when all the Redeemable Preferred Shares were redeemed in connection with the public offering.

     The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on October 2, 1996. On October 8, 1996, the Company closed on the sale of 2,000,000 Common Shares in connection with its initial public offering (the "public offering") and received net proceeds of approximately $15.7 million. On October 15, 1996, the Company issued 300,000 Common

     ----------------------------------------------------

     Shares in connection with the exercise of the underwriter's overallotment option granted in connection with the public offering and received net proceeds of approximately $2.5 million.

     The following transactions occurred substantially simultaneously with the close of the public offering:

     a. the exercise of the outstanding warrants described in Note 8 to purchase 564,100 Class B Series 1 Common Shares at $0.01 per share;

     b. the conversion of all 999,996 Class B Series 1 Common Shares outstanding after the exercise of the warrants into a like number of Class A Common Shares;

     c. the reclassification of the Class A Common Shares into Common Shares and the elimination of the designations of Class A Common Shares and Class B Common Shares;

     d. the conversion of the RDI Convertible Notes as described in Note 8 into 99,155 Common Shares; and

     e. the repayment of the Senior Notes and Redeemable Preferred Shares described in Notes 8 and 9 with the net proceeds from the public offering.

     The supplemental net income per share would have been $1.06 and $0.94 for the years ended December 31, 1996 and 1995, respectively, assuming the conversion of the RDI Convertible Notes (only in 1996), the issuance of 2,146,488 and 2,018,333 Common Shares (without deducting underwriters' discount or offering expenses) at the public offering price of $9.00 per share and the application of proceeds thereof to retire the Company's Senior Notes plus accrued interest and the Redeemable Preferred Shares plus accrued dividends, as of the beginning of each respective period. The supplemental net income per share does not include the results of operations for RDI prior to April 1, 1996.

(4)  Acquisition of the Business:

     On July 29, 1994, CDI purchased the Business for $16.4 million in cash and a $1.5 million note payable to GTE Control Devices Incorporated (the "Seller Note"). The cash portion of the purchase price and related transaction fees of approximately $500,000 were financed through a combination of long-term debt and Common and Preferred Shares issued to various investors.

     The purchase method was used to account for the acquisition. The aggregate purchase price has been allocated to the assets and liabilities of the Business based on fair market value.

     The net assets acquired after allocating the purchase price are as follows (in thousands):

                 Receivables                      $   4,744
                 Inventories                          3,560
                 Other current assets                   110
                 Property, plant and equipment       12,213
                 Other assets                           382
                 Accounts payable                    (1,465)
                 Accrued employee benefits             (516)
                 Accrued expenses                      (599)
                                                    -------
                                                    $18,429
                                                    =======

     Pursuant to the asset purchase agreement, the Seller retained certain assets and liabilities including, but not limited to, liabilities for pensions and post-retirement life and health insurance, certain employee benefits for active employees and reserves for environmental matters.

     The unaudited pro forma results of operations for the year ended
     December 31, 1994, had the acquisition and initial capitalization of the Company occurred at the beginning of the period, are provided in the following table. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their fair market values at the acquisition date, increased interest on acquisition debt, additional preferred share dividends, elimination of allocated employee benefit and administrative expenses, additional professional fees, and the related income tax effect. For purposes of computing income taxes, an effective tax rate of 40% was used for the Predecessor Company results of operations. The unaudited pro forma information does not necessarily represent what the results of operations would have been in such periods and is not intended to be indicative of future results.

                                                           Year Ended
                                                        December 31, 1994
                                                   --------------------------
                                                    (Unaudited - in thousands)
                                                       (except per share)

                  Net sales                                           $43,842
                  Net income applicable to common shareholders          3,055
                  Earnings per share                                    $1.19


(5)  Acquisition of RDI:
     ------------------

     On April 1, 1996, CDI purchased all of the issued and outstanding stock of RDI for $8,964,000. CDI paid $6,964,000 in cash plus transaction fees of approximately $324,000 from existing cash on hand, delivered Subordinated Promissory Notes ("RDI Notes") totaling $1,107,600 and delivered Automatically Converting Subordinated Promissory Notes ("RDI Convertible Notes") totaling $892,400. The Company's Consolidated Statement of Income for the year ended December 31, 1996 includes the results of operations of RDI from the date of acquisition.

     The purchase method was used to account for the acquisition. The aggregate purchase price has been allocated to the assets and liabilities of RDI based on fair market value.

           The net assets acquired after allocating the purchase price are as follows (in thousands):

                 Cash                                  $    132
                 Receivables                              5,828
                 Inventories                              3,349
                 Other current assets                     1,187
                 Goodwill, and other intangibles          8,013
                 Property, plant and equipment            2,377
                 Accounts payable                        (5,387)
                 Accrued expenses                        (4,467)
                 Debt                                    (1,744)
                                                       ---------
                                                        $ 9,288
                                                       =========

     ------------------------------

     The unaudited pro forma results of operations for the years ended
     December 31, 1996 and 1995, respectively, had the acquisition of RDI occurred at January 1, 1996 and January 1, 1995, respectively, are provided in the following table. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their fair market values at the acquisition date, adjustments for additional interest expense on acquisition debt, adjustments for the decrease in interest expense on the Seller Note which was repaid in connection with the acquisition of RDI, adjustments for the elimination of interest income on excess cash balances, adjustments for the elimination of intercompany sales and profit in inventory, and the related income tax effect. The unaudited pro forma information does not necessarily represent what the results of operations would have been in such periods and is not intended to be indicative of future results.

                                                                               Year Ended
                                                                              December 31,
                                                                          1996            1995
                                                                         -------         -------
                                                                        (Unaudited - in thousands)
                                                                            (except per share)
            Net sales                                                    $67,119         $65,621
            Net income applicable to common shareholders                   4,141           3,196
            Earnings per share                                             $1.31           $1.25

(6)  Inventories:
     -----------

     Classes of inventories as of December 31, 1996 and 1995, are as follows (in thousands):

                                                                          1996            1995
                                                                         ------          ------
            Raw materials and supplies                                   $1,163          $1,174
            Work-in-process                                                 941             613
            Finished goods                                                3,839           1,492
                                                                         ------          ------
                                                                         $5,943          $3,279
                                                                         ======          ======


(7)  Property, Plant and Equipment:
     ------------------------------

     Classes of property, plant and equipment as of December 31, 1996 and 1995, are as follows (in thousands):

                                                                         1996             1995
                                                                        -------          -------
            Land                                                        $   486          $   181
            Building                                                      3,377            1,440
            Equipment                                                    15,209           11,513
            Leasehold improvements                                          248              248
                                                                        -------          -------
                                                                         19,320           13,382

            Accumulated depreciation                                     (5,836)          (2,285)
                                                                        -------          -------
                                                                        $13,484          $11,097
                                                                        =======          =======

(8)  Debt:
     -----

     Debt consists of the following as of December 31, 1996 and 1995, (in thousands):

                                                                                                      1996                  1995
                                                                                                    --------               ------
                     10% Senior Secured Fixed Rate Notes                                            $       -              $10,500
                     11% Senior Subordinated Notes (face value of $4,500
                         at December 31, 1995)                                                              -                4,353
                     RDI Notes                                                                          1,108                    -
                     RDI fixed rate loans                                                                 925                    -
                     RDI short-term debt                                                                  482                    -
                     Junior Subordinated Promissory Note (Seller Note)                                      -                1,500
                                                                                                   ----------           ----------
                     Total Debt                                                                      $  2,515              $16,353

                     Less: Current portion of long-term debt                                              713                  500
                               Short-term debt                                                            482                    -
                                                                                                   ----------           ----------
                     Total Long-term Debt                                                             $ 1,320              $15,853
                                                                                                   ==========           ==========

     On July 29, 1994, and as amended on March 29, 1996, CDI entered into an agreement (the "Securities Purchase Agreement") with a group of affiliated lenders to provide CDI with $15.0 million of term loans and up to $3.0 million in revolving credit loans. The term loans were comprised of the 10% Senior Secured Fixed Rate Notes and the 11% Senior Subordinated Notes (collectively the "Senior Notes"). In connection with the public offering, the Senior Notes were repaid without premium in October 1996.

     Under the Securities Purchase Agreement, warrants to purchase 564,100 shares of Class B Series 1 Common Shares at $.01 per share were issued to the lenders. The proceeds received upon the issuance of the 11% Senior Subordinated Notes of $4.5 million were allocated between the notes and the warrants based on their estimated relative fair values. Accordingly, $180,000, which represents the amount of the proceeds allocated to the warrants, has been credited to additional paid-in-capital. The discount was being amortized over the life of the notes. In October 1996, the remaining unamortized discount of $130,000 ($80,000, net of income tax effect) was charged to expense in connection with the repayment of the Senior Notes.

     The RDI fixed rate loans bear interest at the weighted average rate of 7.7% and are secured by certain assets of RDI.

     The RDI Notes bear interest at 8% per annum and are due in three equal annual installments commencing on April 1, 1997. CDI has the right to prepay the RDI notes at any time without premium.

     The RDI Convertible Notes bore interest at 6.5% per annum and were payable in full on demand after April 1, 1999. In connection with the public offering, the RDI Convertible Notes were converted into 99,155 Common Shares in October 1996.

     On October 8, 1996, Fleet Bank of Maine ("Fleet Bank") and the Company entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings, (ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain financial and other covenants including but not

     ------------------

     limited to, minimum tangible net worth, debt to net worth, and minimum cash flow coverage. The financial covenants are to be met on a quarterly basis. The Company is in compliance with all covenants as of December 31, 1996 and believes that the covenants will not restrict its future operations. To date, there have been no borrowings under this line of credit facility.

     RDI has various credit facilities available to it totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. At December 31, 1996, RDI had borrowings aggregating $0.5 million under these facilities.

     Scheduled principal payments due on debt in the next five years are as follows (in thousands):

                                                            RDI                    RDI
                                           RDI           Short-term               Fixed
                                          Notes             Debt               Rate Loans             Total
                                          -----          ----------            ----------             -----
               1997                        $369             $482                   $344               $1,195
               1998                         369              --                     264                  633
               1999                         370              --                     151                  521
               2000                          --              --                      79                   79
               2001                          --              --                      87                   87

     Cash paid for interest for the years ended December 31, 1996 and 1995, and the five months ended December 31, 1994 was $2,180,000, $1,702,500 and $65,000, respectively.

(9)  Redeemable Preferred Shares:
     ----------------------------

     In connection with the acquisition of the Business, the Company issued 2,400 shares of 11% Cumulative Preferred Shares ("Redeemable Preferred Shares") for $2.4 million. The Redeemable Preferred Shares accrued cumulative dividends at a rate of 11% per annum and had a liquidation preference value of $2.4 million, plus accrued and unpaid dividends. In connection with the public offering, the Redeemable Preferred Shares plus accrued dividends were repaid without premium in October 1996. The liquidation preference value of the Redeemable Preferred Shares ($1,000 per share plus accrued dividends) was $2,774,000 at December 31, 1995. At December 31, 1995, accrued and unpaid dividends were $374,000, which have been included in accrued expenses.

(10) Shareholders' Equity/Net Assets:
     --------------------------------

     In connection with the acquisition of the Business, the Company issued 1,564,098 shares of Class A Common Shares and 435,896 shares of Class B Series 1 Common Shares for an aggregate price of $600,000.

     Certain Class A Common Shares were issued to officers of CDI at a price which was less than the amount paid by other investors. A non-cash charge of $65,000 was recorded in 1994 as compensation expense for the difference between fair value and exercise price for these shares.

     --------------------------------------------

     Net assets-
     ----------

     Changes in Predecessor Company net assets were as follows (in thousands):

                                                     Seven Months
                                                        Ended
                                                       July 29,
                                                         1994
                                                       -------
             Balance beginning of period               $17,334
             Net income                                  2,295
             Net transfers                              (2,899)
                                                       -------
             Balance at end of period                  $16,730
                                                       =======

(11) Stock Option Plans:
     -------------------

     The Company has reserved 300,000 Common Shares for issuance pursuant to its 1996 Stock Compensation Plan (the "Plan"). The Plan provides for the awarding of incentive stock options and director options on Common Shares from time to time at the discretion of the Company. Options become exercisable one year after the date of grant and shall be exercised no later than 10 years from the date of grant. Pursuant to the Plan, on October 2, 1996 the Company granted options to purchase 150,000 Common Shares to certain employees and officer, and on October 25, 1996, the Company granted options to purchase 75,000 Common Shares to certain officers of the Company. The exercise price per share for options issued on October 2, 1996 and October 25, 1996 was $9.00 and $10.56, respectively. At December 31, 1996, no director options have been granted. All options vest one year after the date of grant and may be exercised subsequent to one year after the date of grant up to a maximum of approximately 10,000 options per individual per year.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, had compensation cost for these plans been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

           Net Income              As Reported:         $4,066
                                   Pro forma:            3,993

           Earnings per share      As Reported:         $1.29
                                   Pro forma:            1.26

     The fair values of the management and officer option grants were estimated on the date of grant using the Black-Scholes option-pricing model on the following weighted-average assumptions used for grants in 1996; dividend yield of 0%, expected volatility of 26%, expected life of 5 years and 10 years, respectively, and risk free interest rates of 6.35% and 6.54%, respectively.

     At December 31, 1996 the Company had 225,000 options outstanding at exercise prices ranging from $9.00 to $10.56. These options had a weighted-average exercise price of $9.52, a weighted average fair value of

     --------------------------------

     $4.07, and a weighted average remaining contractual life of 9.8 years. No options are exercisable until October 1997.


(12) Income Taxes:
     -------------

     The Predecessor Company operated as a division, and income taxes were not allocated to it. The accompanying financial statements of the Predecessor Company reflect an allocated provision for income taxes using an effective tax rate of 40%, the estimated combined rate for current and deferred state and federal income taxes. The related current or deferred income taxes payable would have been transferred to the Seller, if allocated, and are included in the net assets of the Predecessor Company.

     The components of the provision (benefit) for income taxes for the Company for the years ended December 31, 1996 and 1995 and the five months ended December 31, 1994 are as follows (in thousands):

                                                                                          December 31,
                                                                                 ------------------------------
                                                                         1996                 1995                1994
                                                                        ------               ------               ----
                      Current:
                        Federal                                           $1,661                 $907              $1,029
                        State                                                481                  230                 319
                        Foreign                                             (177)                   -                   -
                                                                        --------             --------            --------
                                                                           1,965                1,137               1,348
                                                                        ========              =======            ========
                      Deferred:
                        Federal                                              182                  729                (277)
                        State                                                 52                  212                 (81)
                        Foreign                                              474                    -                   -
                                                                        --------             --------            --------
                                                                             708                  941                (358)
                                                                        --------             --------            --------
                                                                          $2,673               $2,078                $990
                                                                        ========              =======            ========

     A reconciliation of the income tax provision calculated at the federal income tax statutory rate and the Company's effective income tax rate for the years ended December 31, 1996 and 1995 and for the five months ended December 31, 1994 is as follows (in thousands):

                                                                                             December 31,
                                                                                    ------------------------------
                                                                              1996                 1995                1994
                                                                             ------               ------              ------
                       Tax at statutory rate                                 $2,362               $1,882                $872
                       State income taxes, net of federal benefit               350                  292                 157
                       Other, net                                               (39)                 (96)                (39)
                                                                             ------               ------                ----
                                                                             $2,673               $2,078                $990
                                                                             ======               ======                ====

     -------------------------

     The significant components of deferred income tax asset (liability) at December 31, 1996 and 1995 are as follows (in thousands):

                                                             1996             1995
                                                            ------           ------
             Current:
               Inventory reserves                           $   54           $  112
               Accrued employee benefits                       628               76
               Other                                           379              230
                                                            ------           ------
                                                             1,061              418
                                                            ------           ------
             Noncurrent:
               Depreciation                                 (1,453)          (1,012)
               Other                                            40               11
                                                            ------           ------
                                                            (1,413)          (1,001)
                                                            ------           ------
                                                             $(352)           $(583)
                                                            ======           ======

     Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiary because the earnings are considered permanently reinvested in such foreign operations. The unrecognized tax liability on the undistributed foreign earnings is not significant at December 31, 1996.

     Cash paid for income taxes for the years ended December 31, 1996 and 1995, and the five months ended December 31, 1994 was $2,009,000, $1,946,000 and $1,036,600, respectively.

(13) Employee Benefits:
     -----------------

     CDI maintains a 401(k) savings plan for substantially all domestic employees. Under the plan, CDI matches employee contributions subject to the discretion of the board of directors. The expense for the employer contribution for the years ended December 31, 1996 and 1995, for the five months ended December 31, 1994, was $390,000, $301,000 and $137,000,
     respectively.

     The Predecessor Company's employees participated in Seller-sponsored defined benefit, postretirement health and life insurance, and savings and investment plans. The expense for these plans, which was allocated by the Seller to the Predecessor Company (see Note 1), was $94,000, for the seven months ended July 29, 1994. Pursuant to the Asset Purchase Agreement, the Seller retained all obligations under these plans. CDI does not sponsor defined benefit or postretirement benefit plans. Information with respect to actuarial valuations, funded status, investment activities and other information regarding the Predecessor Company's participation in the plans is not available from the Seller, and, accordingly, is not presented.

     RDI maintains a government mandated retirement plan for substantially all of its employees. These benefits do not vest until retirement. The amount of the benefits to be paid depends upon, among other things, the seniority and salary of the employees at retirement date. Also, RDI maintains a government mandated employee profit plan for all employees. The amount of the benefits are based upon a formula which includes, among other things, net taxable income, The liability is generally not payable for a period of five years and is internally funded. In addition, RDI maintains an incentive plan for certain of its key employees. The amount of the benefits are based upon a formula which includes, among other things, net income. The expense for the above plans for RDI was $101,000 for the nine months ended December 31, 1996.

(14) Commitments and Contingencies:
     -----------------------------

     Operating Leases-
     ----------------

     The Company leases certain buildings, office space, automobiles and equipment under noncancellable operating leases expiring at various dates through May 1999. Rental expense under operating leases amounted to $531,000, $446,000, $236,000 and $362,000 for the years ended December 31,
     1996 and 1995, the five months ended December 31, 1994 and the seven months ended July 29, 1994, respectively.

     Future minimum rental payments under leases extending for one year or more are as follows (in thousands):


            Year ended December 31,
               1997                                           $487
               1998                                            288
               1999                                            191
               2000                                            159
               2001 and thereafter                             300

     Employment Agreements-
     ---------------------

     The Company has entered into employment agreements with two executives at RDI. The agreements provide that each executive will receive annual compensation of up to FF 975,000 (approximately $188,000), plus an annual bonus of up to FF 487,000 (approximately $94,000), which is based upon meeting certain performance objectives. The agreements provide for a severance payment if the Company terminates the executive for any reason other than misconduct prior to March 29, 1998. The amount of the severance payment to each executive is equal to two years' salary and bonus.

     Legal Proceedings-
     -----------------

     The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.

(15) Related Party Transactions:
     --------------------------

     CDI-
     ---

     Hammond, Kennedy, Whitney & Company ("HKW") provides management services to the Company. Certain directors of the Company are principals of HKW and own Common Shares of the Company. The Company pays HKW monthly management fees of $15,000 and board of directors fees. These fees amounted to $246,100, $240,000 and $91,000, for the years ended December 31, 1996 and 1995, and for the five months ended December 31, 1994, respectively. In addition, fees paid to one of the principals of HKW for professional services amounted to $94,000, $59,000, and $17,000, for the years ended December 31, 1996 and 1995 and the five months ended December 31, 1994, respectively.

     Indemnification from Seller-
     ---------------------------

     Pursuant to the terms of an Environmental Agreement dated July 6, 1994, the Seller has retained liability and agreed to indemnify CDI for any and all liabilities arising under CERCLA and other environmental requirements related to contamination and cleanup at acquired facilities, treatment, storage and disposal of hazardous materials transported offsite and remediation required by the State of Maine Department of Environmental Protection or U.S. Environmental Protection Agency existing or occurring prior to the acquisition date. The Seller has indemnified CDI against claims pursuant to the aforementioned issues to the

     --------------------------------------

     extent the amounts exceed $50,000 in the aggregate. The Seller has liability for claims relating to soil and groundwater contamination from the surface impoundment and out-of-service leachfield at the Company's Standish facility, known to exist prior to the acquisition, to the extent the liability exceeds $50,000. The indemnifications provided by the Seller begins to expire three years after the acquisition date, with certain indemnifications continuing indefinitely. Although the Company believes the Seller's indemnity is enforceable, if the Company were unable to enforce such indemnification obligations against the Seller, the Company could become liable for any such retained liability. The inability to proceed against the Seller, could have a material adverse effect on the Company's financial condition and results of operations.

     Predecessor Company-
     -------------------

     The Seller allocated expenses to the Predecessor Company for corporate accounting, legal and administrative support services. Expenses charged amounted to $128,000, for the seven months ended July 29, 1994 and are reflected as selling and general expenses in the accompanying statements of income.

(16) Customer Information:
     --------------------

     CDI sells products primarily to OEMs on a worldwide basis primarily in the automotive, appliance and telecommunications industries. RDI distributes its products primarily to OEMs in the Northern European market. Sales are concentrated in North America and Europe with the top 15 customers accounting for approximately 75% and 72% of sales in 1996 and 1995, respectively.

     The following presents financial information for domestic and foreign operations for the year ended December 31, 1996. The Company had no foreign operations prior to the 1996 acquisition of RDI.


                 Sales:
                       United States                                    $42,620
                       Foreign (principally Europe)                      20,639
                     Intersegment Elimination                            (2,763)
                                                                        -------
                                                                        $60,496
                                                                        =======
                 Operating Income:
                       United States                                    $ 7,500
                       Foreign                                            1,010
                                                                        -------
                                                                        $ 8,510
                                                                        =======
                 Identifiable Assets:
                       United States                                    $26,067
                       Foreign                                           18,176
                                                                        -------
                                                                        $44,243
                                                                        =======

     For the years ended December 31, 1996 and 1995, and for the five months ended December 31, 1994, United States export sales (principally to Europe), were $10,119,000 (excluding intercompany sales of $2,763,000 to RDI in 1996), $11,540,000, and $4,869,000, respectively. Sales to RDI are made on substantially the same terms and conditions as those to unrelated customers.

     For the years ended December 31, 1996 and 1995, and for the five months ended December 31, 1994, one customer accounted for approximately $4,631,000, $5,270,000, $1,745,000, $1,924,000 of sales, respectively

     --------------------------------

     and another customer accounted for $7,075,000, $7,647,000, $3,315,000 of sales, respectively, during these periods.

(17) Supplier Information:
     --------------------

     The Company relies on a sole supplier or a limited group of suppliers for certain key components of its products. The Company does not have a long-term supply agreement with any of these suppliers, and operates under purchase orders. The Company's reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's suppliers have been acceptable, any prolonged inability to obtain adequate deliveries or any other circumstances that would require the Company to seek alternative sources of supply could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could therefore have a material adverse effect on the Company's results of operations.

(18) Consulting Agreements:
     ---------------------

     In April 1995, the Company entered several agreements with an individual to provide design and marketing consulting services to the Company. The terms of the agreements also provide for minimum cash royalty and license payments. The agreements begin to expire in March 2001, and allow for cancellation by either party. In connection with these agreements, the Company paid the individual a one time payment of $200,000 in 1995 and granted a non-qualified stock options to purchase up to 200,000 Common Shares at any time until March 31, 2001 at $9.00 per Common Share. In addition, royalty payments were approximately $247,000, and $223,000, for the years ended December 31, 1996 and 1995, respectively.

(19) International Manufacturing and Distribution:
     --------------------------------------------

     The Company has international manufacturing facilities located in San Cristobal, Dominican Republic. Included in the Company's balance sheet at December 31, 1996, are the net assets of the Company's international manufacturing operations which totaled approximately $1,380,000. This operation manufactured products accounting for approximately 34% of the Company's gross revenues in 1996.

     RDI distributes its products primarily to automotive OEMs in Northern Europe. The Company's results of operations are therefore subject to European economic conditions. RDI generates revenues and incurs expenses primarily in currencies other than the U.S. dollar. As a result, there is increased financial risk to the Company based on fluctuations in currency exchange rates. Changes in exchange rates, therefore, may have a significant effect on the Company's financial condition and results of operations. At December 31, 1996, the net assets of RDI, including goodwill, were approximately $9.4 million.

(20) Supplementary Balance Sheet Information:
     ---------------------------------------

     Accrued expenses consisted of the following as of December 31, 1996 and 1995 (in thousands):

                                                       1996             1995
                                                     -------          -------

                 Interest                             $    2           $  652
                 Dividends                              -                 374
                 Environmental                           305              305
                 Other                                 1,324              663
                                                     -------          -------
                                                      $1,631           $1,994
                                                     =======          =======

     Other long-term liabilities as of December 31, 1996 and 1995, are as follows (in thousands):

                                                             1996             1995
                                                           -------          -------

                  Deferred tax liabilities                  $1,413           $1,001
                  Retirement benefits                          535              -
                  Profit sharing                               320              -
                                                           -------          -------
                                                            $2,268           $1,001
                                                           =======          =======

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

     None.

                                   Part III
                                   --------

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

     Incorporated herein by reference to the information under the heading "Election of Directors" and "Executive Officers" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 25, 1997.

Item 11.   Executive Compensation
--------   ----------------------

     Incorporated herein by reference to the information under the headings "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Summary Compensation Table", "Options" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 25, 1997.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

     Incorporated herein by reference to the information under the headings "Principal Shareholders" and "Security Ownership of Management" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 25, 1997.

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

     Incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 25, 1997.

                                    Part IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------

(a)        (1) Financial Statements
               --------------------

           The financial statements listed in the accompanying Index to Financial Statements are filed as part of this annual report.

           (2) Exhibits
               --------

           2         Not Applicable.

           3.1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1.2 of Amendment No. 1 to Registration Statement on Form S-1, Registration Statement No. 333-09379).

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

           4.2 Article III of the Articles of Incorporation of the Company (included in Exhibit 3.1).

           4.3       Code of By-laws of the Company (included in Exhibit 3.2).

           4.4 Registration Rights provision of the Securities Purchase Agreement dated July 29, 1994. (Incorporated by reference to Exhibit 4.5 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           4.5 Loan Agreement dated October 8, 1996, between the Company and Fleet Bank of Maine. (Incorporated by reference to Exhibit 4.8 of Form 10-Q for the quarter ended September 30, 1996, Commission File No. 0-21345).

           9         Not Applicable.

           10.1 Environmental Agreement dated July 6, 1994 among Control Devices, Inc., GTE Products of Connecticut Corporation, GTE Corporation, GTE Control Devices Incorporated and Dominican Overseas Trading Company (Incorporated by reference to
                     Exhibit 10.1 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.2 Lease Agreement dated December 30, 1994 between Mecon Mfg. and Control Devices, Inc. (Incorporated by reference to Exhibit 10.4 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.3*     1996 Stock Compensation Plan (Incorporated by reference to
                     Exhibit 10.5.1 of Amendment No. 1 to Registration Statement and Form S-1, Registration Statement No. 333-09379).

           10.4 Consultant's Agreement dated April 1, 1995, between Control Devices, Inc. and Dr. Dennis J. Hegyi (Incorporated by reference to Exhibit 10.6 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.5 Agreement to Grant License dated April 1, 1995, between Control Devices, Inc. and Dr. Dennis J. Hegyi (Incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.6 Option to Purchase 200,000 Class A Common Shares of Control Devices, Inc. granted to Dr. Dennis J. Hegyi (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.7 Agreement dated April 1, 1995, between Control Devices, Inc. and Dr. Dennis J. Hegyi (Incorporated by reference to
                     Exhibit 10.9 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.8 License Agreement (Rain Sensor and Fog Sensor) dated April 3, 1995, between Control Devices, Inc. and Dr. Dennis J. Hegyi (Incorporated by reference to Exhibit 10.10 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.9 License Agreement (Solar Position Sensor) dated April 3, 1995 between Control Devices, Inc. and Dr. Dennis J. Hegyi (Incorporated by reference to Exhibit 10.11 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.10 License Agreement (Twilight Sensor) dated April 3, 1995 between Control Devices, Inc. and Dr. Dennis J. Hegyi (Incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.11 Stock Purchase Agreement dated March 29, 1996, by and among the Company and each of the shareholders of RDI (Incorporated by reference to Exhibit 10.13 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.12* Employment Agreement with Michel Hauser-Kauffmann. (Incorporated by reference to Exhibit 10.14 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.13 License Agreement dated November 6, 1989, between GTE Products Corporation and Dennis J. Hegyi (Incorporated by reference to Exhibit 10.15 of Amendment No. 1 to Registration Statement on Form S-1, Registration Statement No. 333-09379).

           10.14 Lease Agreement dated December 28, 1996 between the Company and Parque Industrial Itabo, S.A.

           10.15 Lease dated December 1, 1996 between the Company and Regency Associates.

           11        Statement regarding computation of per share earnings.

           12        Not Applicable.

           13        Not Applicable.

           16        Not Applicable.

           18        Not Applicable.

           21.1      Subsidiaries of the Company.

           22        Not Applicable.

           23        Not Applicable.

           24        Not Applicable.

           27        Financial Data Schedule.

           28        Not Applicable.

           99        Not Applicable.

* Management Compensation Plans

 (b)       Reports on Form 8-K
                   none

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Control Devices, Inc.

                        Date: By /s/ JEFFREY G. WOOD
                                --------------------
                                Jeffrey G. Wood
                                Vice President, Chief Financial
                                Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


          Signatures                                       Title(s)                                          Date
          ----------                                       --------                                          ----
   /s/ Bruce D. Atkinson                 President, Chief Executive Officer and
----------------------------------       Director                                                       March 14, 1997
       Bruce D. Atkinson                 Principal Executive Officer



 /s/ Ralph R. Whitney, Jr.               Chairman of the Board                                          March 14, 1997
----------------------------------
     Ralph R. Whitney, Jr.

   /s/ Jeffrey G. Wood                   Vice President, Chief Financial
----------------------------------       Officer, Secretary and Treasurer                               March 14, 1997
       Jeffrey G. Wood                   Principal Financial Officer and
                                         Principal Accounting Officer


  /s/ C.M. Brennan, III                  Director                                                       March 14, 1997
----------------------------------
      C.M. Brennan, III

  /s/ John D. Cooke                      Director                                                       March 14, 1997
----------------------------------
        John D. Cooke

  /s/ James O. Futterknecht, Jr.         Director                                                       March 14, 1997
----------------------------------
  James O. Futterknecht, Jr.

  /s/ Alan I. Mossberg                   Director                                                       March 14, 1997
----------------------------------
       Alan I. Mossberg

  /s/ John M. Ramey                      Director                                                       March 14, 1997
----------------------------------
        John M. Ramey

  /s/ Glenn Scolnik                      Director                                                       March 14, 1997
----------------------------------
        Glenn Scolnik