Form 10-Q
period 1997-03-31
CONTROL DEVICES INC
filed 1997-05-05
CIK 928737

                       SECURITIES & EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended March 31, 1997

                       Commission File Number:  0-21345


                             CONTROL DEVICES, INC.
                     -------------------------------------
              (Exact name of Registrant as specified in Charter)



                  Indiana                           01-0490335
      ----------------------------------  -------------------------------
     (State or other jurisdiction of     (I.R.S. employer identification No.)
     incorporation of organization


228 Northeast Road Standish, Maine                          04084
----------------------------------                    --------------------
(Address of principal executive offices)                  (Zip Code)





The Company's telephone number, including area code:  (207) 642-4535

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES [ X ]   NO  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, no par value: 4,963,249 shares as of April 15, 1997.

                             CONTROL DEVICES, INC.

                                     INDEX
                                     -----


                                                                                                   Page(s)
                                                                                                   -------
PART I:  FINANCIAL INFORMATION
------------------------------
ITEM 1:  FINANCIAL STATEMENTS
    Balance Sheets as of March 31, 1997 (Unaudited)  and December 31, 1996                             3

    Statements of Income for the Three Months Ended March 31, 1997 and 1996 (Unaudited)                4

    Statement of Shareholders' Equity (Unaudited) for the Three Months Ended March 31, 1997            5

    Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1997 and 1996            6

    Notes to Financial Statements                                                                     7-9

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       10-11

PART II:  OTHER INFORMATION
---------------------------

ITEMS 1-5:  OTHER INFORMATION                                                                          12

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                              12

SIGNATURES                                                                                             12
----------

                             CONTROL DEVICES, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

          (Thousands of dollars, except share and per share amounts)


                                                                         March 31,                December 31,
                                                                           1997                      1996
                                                                     ---------------             --------------
                               ASSETS                                   (Unaudited)
                               ------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 6,676                      $  6,238
  Receivables, less allowance for doubtful
     accounts of $514 and $467, respectively                               9,505                          9,475
  Inventories                                                              6,091                          5,943
  Other current assets                                                     1,891                          1,431
                                                                         -------                        -------
      Total current assets                                                24,163                         23,087

PROPERTY, PLANT AND  EQUIPMENT, net                                       13,608                         13,484
GOODWILL, net                                                              7,624                          7,672
                                                                         -------                        -------
                                                                         $45,395                        $44,243
                                                                         =======                        =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
  Current portion of long term debt                                      $   673                        $   713
  Short-term debt                                                            365                            482
  Accounts payable                                                         4,780                          4,691
  Accrued employee benefits                                                3,948                          4,809
   Accrued expenses                                                        2,783                          1,631
                                                                         -------                        -------
        Total current liabilities                                         12,549                         12,326

LONG-TERM DEBT                                                               827                          1,320

OTHER LIABILITIES                                                          2,299                          2,268

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS EQUITY:
   Common Shares, no par value; 16,000,000 authorized and
     4,963,249 issued and  outstanding                                    19,917                         19,917
   Foreign currency translation adjustment                                  (459)                          (314)
   Retained earnings                                                      10,262                          8,726
                                                                         -------                        -------
      Total shareholders' equity                                          29,720                         28,329
                                                                         -------                        -------
                                                                         $45,395                        $44,243
                                                                         ========                       =======

The accompanying notes are an integral part of these balance sheets.

                             CONTROL DEVICES, INC.
                             ---------------------

                      CONSOLIDATED STATEMENTS  OF INCOME
                      ----------------------------------

          (Thousands of dollars, except share and per share amounts)
                                  (UNAUDITED)

                                                                                              Three Months ended
                                                                                                  March 31,
                                                                                              1997          1996
                                                                                            -------        ------
Net sales                                                                               $   17,287        $   10,772

Cost of sales                                                                               10,814             6,919
                                                                                        -----------       ----------
       Gross profit                                                                           6,473            3,853
                                                                                        -----------       ----------
Selling, general and administrative expenses                                                  2,751            1,075
Research and development                                                                      1,082              959
                                                                                        -----------       ----------
                                                                                              3,833            2,034
                                                                                        -----------       ----------

       Operating income                                                                       2,640            1,819

Interest expense                                                                                 87              312
                                                                                        -----------       ----------

       Income before income taxes                                                             2,553            1,507

Income tax provision                                                                          1,017              580
                                                                                        -----------       ----------

       Net income                                                                             1,536              927

Preferred share dividends                                                                         -               66
                                                                                        -----------       ----------

       Net income applicable to common shareholders                                     $     1,536      $       861
                                                                                        ===========      ===========

Earnings per share                                                                            $0.30            $0.34
                                                                                        ===========      ===========

Weighted average number of common shares and
  equivalents outstanding                                                                 5,076,987        2,564,049


       The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                            (Thousands of dollars)

                                  (UNAUDITED)


                                                                      Foreign
                                                                      Currency
                                            Common                  Translation              Retained
                                            Shares                   Adjustment              Earnings                  Total
                                           -------                  -----------             ----------              -----------
BALANCE, at December 31, 1996                $19,917                  $(314)                $ 8,726                  $   28,329

Net Income                                         -                      -                   1,536                       1,536

Foreign currency  translation adjustment           -                   (145)                      -                        (145)

                                             -------                  -----                 -------                  ----------
BALANCE, at March 31, 1997                   $19,917                  $(459)                $10,262                  $   29,720
                                             =======                  =====                 =======                  ==========

The accompanying notes are an integral part of this statement.




                                                       CONTROL DEVICES, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Thousands of dollars)
                                                            (UNAUDITED)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                           1997                    1996
                                                                         ---------               ---------

CASH FLOWS FROM OPERATIONS:
    Net income                                                              $1,536                 $   927
    Adjustments to reconcile net income to cash provided by
     operations:
       Depreciation and amortization                                           607                     454
       Deferred income taxes                                                  (55)                     117
       Amortization of debt discount                                            -                        6
       Changes in assets and liabilities:
       (Increase) decrease in receivables                                    (421)                 (1,497)
       (Increase) decrease in  inventories                                   (366)                   (319)

       (Increase) decrease in other current assets                           (390)                    (31)

       Increase (decrease) in accounts payable                                 411                     413
       Increase (decrease) in accrued employee benefits                      (680)                   (218)

       Increase (decrease) in accrued expenses                               1,173                      27

       Increase (decrease) in other long-term liabilities                       38                       -
                                                                         ---------               ---------
                   Cash provided by operations                               1,853                   (121)
                                                                         ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (864)                   (253)
                                                                         ---------               ---------
                   Cash used in investing activities                         (864)                   (253)

                                                                         ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                        (459)                 (1,500)
    Net change in short-term debt                                             (82)                     750
                                                                         ---------               ---------
                   Cash used in financing activities                         (541)                   (750)
                                                                         ---------               ---------
                                                                         ---------               ---------
EFFECT OF EXCHANGE RATES ON CASH                                              (10)                       -
                                                                         ---------               ---------
    Increase (decrease) in cash and cash equivalents                           438                 (1,124)

CASH AND CASH EQUIVALENTS, beginning of period                               6,238                  10,459
                                                                         ---------               ---------
CASH AND CASH EQUIVALENTS, end of period                                    $6,676                 $ 9,335
                                                                         =========               =========

        The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.
                             ---------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

        (All information as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 is unaudited.)

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

    The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three months ended March 31, 1997 and 1996 and the consolidated statement of shareholders' equity for the three months ended March 31, 1997 and cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. The results of operations for the three month period ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

(2) Debt:
    -----

    Debt consists of the following as of March 31, 1997 and December 31, 1996 (in thousands):

                                                   1997      1996
                                                 --------   ------

  RDI Notes                                       $   738   $1,108
  RDI fixed rate loans                                762      925
  RDI short-term debt                                 365      482
                                                 --------   ------

  Total Debt                                      $ 1,865   $2,515

  Less:    Current portion of long-term debt          673      713
           Short-term debt                            365      482
                                                 --------   ------

  Total Long-term Debt                            $   827   $1,320
                                                 ========   ======


   The RDI Notes bear interest at 8% per annum and are due in three equal annual installments commencing on April 1, 1997. CDI has the right to prepay the RDI notes at any time without premium.

   The RDI fixed rate loans bear interest at the weighted average rate of 7.7% and are secured by certain assets of RDI.

   On October 8, 1996, Fleet Bank of Maine ("Fleet Bank") and the Company entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings,
   (ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain financial and other covenants including but not limited to, minimum tangible net worth, debt to net worth, and minimum cash flow coverage. The financial covenants are to be met on a quarterly basis. The Company is in compliance with all covenants as of March 31, 1997 and believes that the covenants will not restrict its future operations. To date, there have been no borrowings under this line of credit facility.

   RDI has various credit facilities available to it totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of March 31, 1997, RDI had borrowings aggregating $0.4 million under these facilities.


(3)  Commitments and Contingencies:
     ------------------------------

   The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.


(4)  Inventories:
     ------------

   Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out ("FIFO") method of inventory valuation. Classes of inventories as of March 31, 1997 and December 31, 1996 are as follows ( in thousands):

                                         1997     1996
                                        -------  -------

          Raw materials and supplies     $1,357   $1,163
          Work - in - process               946      941
          Finished goods                  3,788    3,839
                                        -------  -------
                                         $6,091   $5,943
                                        =======  =======


(5) Statement of Financial Accounting Standards:
    --------------------------------------------

    SFAS No. 128, Earnings per Share, was released in February 1997. The standard will be adopted for 1997 year-end reporting purposes. The standard will require the restatement of prior years' earnings per share. While early adoption is not permitted, disclosure of the effect of the adoption of the standard is required. If the standard were applied to the three month periods ended March 31, 1997 and 1996, the earnings per share would be as follows:

                                                 Three Months
                                                    Ended
                                                  March 31,
                                                1997     1996
                                             ------------------

          Basic earnings per common share        $0.31    $0.34
          Diluted earnings per common share      $0.30    $0.34


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net sales were $17.3 million for the three months ended March 31, 1997, an increase of $6.5 million, or 60.5% as compared to the three months ended March 31, 1996. Net sales increased primarily as a result of the acquisition of RDI combined with growth in sensors and ceramics. Sales of other products distributed by RDI contributed $5.2 million to net sales for the three months ended March 31, 1997. Sensor sales increased 29.8% to $2.6 million for the three months ended March 31, 1997, as a result of increased solar and steering sensor shipments. Ceramic sales increased 84.5% to $1.5 million for the three months ended March 31, 1997 from $0.8 million in 1996 primarily due to increased Personal Communication System (PCS) related orders.

Gross profit in the three months ended March 31, 1997 was $6.5 million, an increase of $2.6 million, or 68.0%, compared to the same period in 1996. As a percentage of net sales, gross profit in the three months ended March 31, 1997 was 37.4% as compared to 35.8% for the same period in 1996. The increase in gross profit, as a percentage of net sales, was primarily the result of increased volume.

Selling, general and administrative expenses in the three months ended March 31, 1997 were $2.8 million, an increase of $1.7 million as compared to the three months ended March 31, 1996. The increase consisted primarily of RDI expenses of $1.5 million. As a distributor, RDI on a historical basis, has incurred selling, general and administrative expenses higher, as a percentage of net sales, than the base Company. As a percentage of net sales, selling, general and administrative expenses were 15.9% for the first three months of 1997 as compared to 10.0% for the same period in 1996.

Research and development expenses in the three months ended March 31, 1997 were $1.1 million, an increase of $0.1 million, or 12.8%, as compared to the three months ended March 31, 1996. As a percentage of net sales, research and development expenses were 6.3% in 1997 as compared to 8.9% in 1996. Due to the distribution nature of RDI's business, research and development is a minimal expense for RDI.

Operating income in the three months ended March 31, 1997 was $2.6 million compared to $1.8 million for the three months ended March 31, 1996, an increase of 45.1%. As a percentage of net sales, operating income was 15.3% in the three months ended March 31, 1997 as compared to the 16.9% for the three months in 1996. The decrease in operating income as a percentage of net sales resulted primarily from the higher selling, general and administrative expenses of RDI.

Interest expense was $0.1 million in the three months ended March 31, 1997 a decrease of $0.2 million from $0.3 million in the three months ended March 31, 1996. The decrease was due to the reduction of debt as a result of the initial public offering, partially offset by the addition of RDI interest expense of $0.1 million.

The provision for income tax was $1.0 million for the three months ended March 31, 1997, compared to $0.6 million for the three months ended March 31, 1996. The effective tax rate was 39.8% in the three months ended March 31, 1997 compared to 38.5% in the same period of 1996.

Net income was $1.5 million in the three months ended March 31, 1997, an increase of $.6 million, or 65.7%, compared to the three months ended March 31, 1996. The increase in net income was a result of the acquisition of RDI and the improvement in operating income and reduction in interest expenses. As a percentage of net sales, net income was 8.9% in the three months ended March 31, 1997 as compared to 8.6% in the three months ended March 31, 1996.

SEASONALITY

The Company's performance is dependent primarily on automotive vehicle production which is seasonal in nature. The Company's revenues tend to be somewhat lower in the third and fourth quarters as automotive OEM's schedule plant tooling changeovers, vacations and holiday shutdowns.


LIQUIDITY AND CAPITAL RESOURCES

Since its formation and initial capitalization, the Company has financed its operations and investments in property, equipment and the RDI acquisition primarily through cash generated from operations, the issuance of RDI Notes and RDI Convertible Notes and bank borrowings. In October 1996 the Company sold 2,300,000 Common Shares in connection with its initial public offering and received net proceeds of approximately $18.2 million. The net proceeds were used to repay certain bank borrowings and preferred shares outstanding as a result of the initial capitalization.

Cash and cash equivalents totaled $6.7 million as of March 31, 1997 compared to $6.2 million as of December 31, 1996.

RDI has various credit facilities available to them totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of March 31, 1996, RDI had borrowings aggregating $0.4 million under these facilities.

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

                           PART II OTHER INFORMATION


Item 4:   Submission of Matters to a Vote of Security Holders
     None


Item 6:        Exhibits and Reports on Form 8-K

(2) Exhibits

          11   Statement regarding computation of per share earnings

          27   Financial Data Schedule.


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


                              Control Devices, Inc.
                              -----------------------------------
                              (Registrant)


Date: May 5, 1997             By /s/ Jeffrey G. Wood
                                ---------------------------------
                              Name:  Jeffrey Wood
                                     Vice President,
                                     Chief Financial Officer,