Form 10-Q
period 1997-06-30
CONTROL DEVICES INC
filed 1997-08-06
CIK 928737

                       SECURITIES & EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1997

                       Commission File Number:  0-21345


                             Control Devices, Inc.
               ------------------------------------------------
              (Exact name of Registrant as specified in Charter)



          Indiana                                         01-0490335
----------------------------------            -------------------------------
 (State or other jurisdiction of            (I.R.S. employer identification No.)
 incorporation of organization)


228 Northeast Road Standish, Maine                          04084
----------------------------------                    -----------------
(Address of principal executive offices)                  (Zip Code)



The Company's telephone number, including area code: (207) 642-4535

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, no par value: 4,963,249 shares as of July 25, 1997.

                             CONTROL DEVICES, INC.

                                     INDEX

                                                                                                              Page(s)
                                                                                                              -------
PART I:  FINANCIAL INFORMATION
------------------------------
ITEM 1:       FINANCIAL STATEMENTS

    Balance Sheets as of June 30, 1997 (Unaudited)  and December 31, 1996                                        3

    Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 1997 and 1996                   4

    Statements of Shareholders' Equity (Unaudited) for the Six Months Ended June 30, 1997 and 1996               5

    Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 1997 and 1996                         6-7

    Notes to Financial Statements                                                                                8-9

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10-12

PART II:  OTHER INFORMATION
---------------------------
ITEMS 1-5:  OTHER INFORMATION                                                                                    13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                                        13

SIGNATURES                                                                                                       13
----------

                             CONTROL DEVICES, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

          (Thousands of dollars, except share and per share amounts)

                                                                   June 30,               December 31,
                                                                     1997                    1996
                                                                ---------------        ---------------
                             ASSETS                               (Unaudited)
                             ------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 7,787              $ 6,238
  Receivables, less allowance for doubtful accounts
     of $480 and $467, respectively                                       11,657                9,475
  Inventories                                                              5,735                5,943
  Other current assets                                                     1,287                1,431
                                                                  --------------       --------------
     Total current assets                                                 26,466               23,087

PROPERTY, PLANT AND EQUIPMENT, net                                        13,505               13,484
GOODWILL, net                                                              7,575                7,672
                                                                  --------------       --------------
                                                                         $47,546              $44,243
                                                                  ==============       ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
  Current portion of long term debt                                      $   657             $   713
  Short-term debt                                                            362                 482
  Accounts payable                                                         4,898               4,691
  Accrued employee benefits                                                4,233               4,809
  Accrued expenses                                                         2,998               1,631
                                                                  --------------      --------------
     Total current liabilities                                            13,148              12,326

LONG-TERM DEBT                                                               747               1,320

OTHER LIABILITIES                                                          2,311               2,268

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS EQUITY:
  Common Shares, no par value; 16,000,000 authorized and
     4,963,249 issued and outstanding                                     19,917              19,917
  Foreign currency translation adjustment                                   (528)               (314)
  Retained earnings                                                       11,951               8,726
                                                                  --------------      --------------
     Total shareholders' equity                                           31,340              28,329
                                                                  --------------      --------------
                                                                         $47,546             $44,243
                                                                  ==============      ==============


     The accompanying notes are an integral part of these balance sheets.

                             CONTROL DEVICES, INC.
                             ---------------------

                      CONSOLIDATED STATEMENTS  OF INCOME
                      ----------------------------------

          (Thousands of dollars, except share and per share amounts)
                                  (UNAUDITED)


                                                           Three Months ended                    Six Months ended
                                                                 June 30,                            June 30,
                                                          1997            1996               1997                 1996
                                                      ------------    ------------       ------------        ------------
Net sales                                               $   18,811      $   17,408         $   36,098         $   28,180

Cost of sales                                               11,766          10,951             22,580             17,870
                                                      ------------    ------------       ------------        ------------
     Gross profit                                            7,045           6,457             13,518              10,310

                                                      ------------    ------------       ------------        ------------


Selling, general and administrative expenses                 3,057           3,082              5,807               4,157
Research and development                                     1,207             921              2,290               1,880
                                                      ------------    ------------       ------------        ------------
                                                             4,264           4,003              8,097               6,037

                                                      ------------    ------------       ------------        ------------
     Operating income                                        2,781           2,454               5,421              4,273

Interest expense                                                60             516                 147                828
                                                      ------------    ------------       ------------        ------------
     Income before income taxes                              2,721           1,938              5,274               3,445

Income tax provision                                         1,032             742              2,049               1,322
                                                      ------------    ------------       ------------        ------------

      Net income                                             1,689           1,196              3,225               2,123

Preferred share dividends                                        -              66                  -                 132
                                                      ------------    ------------       ------------        ------------
     Net income applicable to common shareholders       $    1,689      $    1,130         $    3,225          $    1,991
                                                      ============    ============       ============        ============

Earnings per share                                           $0.33           $0.44              $0.64               $0.78
                                                      ============    ============       ============        ============

Weighted average number of common shares and
  equivalents outstanding                                5,070,969       2,564,094          5,074,111           2,564,094


       The accompanying notes are an integral part of these statements.

                            CONTROL DEVICES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

               FOR THE SIX MONTHS ENDED JUNE 30, 1997 and 1996

                            (Thousands of dollars)

                                  (UNAUDITED)

                                                                                     Foreign
                                                 Class A     Class B                Currency
                                    Common        Common     Common                 Translation    Retained
                                    Shares        Shares     Shares     Warrants    Adjustment     Earnings    Total
                                -------------  ---------- ----------- ----------- -------------  ----------- ----------
BALANCE, at December 31,          $         -        $520        $145        $180   $       -    $    4,660  $    5,505
 1995

Net Income                                  -           -           -           -            -        1,991       1,991

Foreign currency                            -           -           -           -         (222)           -        (222)
 translation adjustment

BALANCE, at June 30, 1996         $         -        $520        $145        $180      $  (222)   $    6,651 $    7,274
                                =============  ========== =========== =========== =============   ========== ==========

BALANCE, at December 31,              $19,917        $  -        $  -        $  -       $ (314)   $    8,726  $  28,329

 1996

Net Income                                  -           -           -           -            -         3,225      3,225


Foreign currency                            -           -           -           -         (214)            -       (214)

 translation adjustment
                                -------------  ---------- ----------- ----------- -------------  ----------- ----------
BALANCE, at June 30, 1997             $19,917        $  -        $  -        $  -      $  (528)   $   11,951  $  31,340

                                =============  ========== =========== =========== =============   ========== ==========



The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (UNAUDITED)


                                                                               Six Months Ended
                                                                                    June 30,
                                                                            1997                1996
                                                                      ----------------    ----------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                                 $  3,225            $  2,123
  Adjustments to reconcile net income to cash provided by
   operations:
       Depreciation and amortization                                            1,220                 987
       Deferred income taxes                                                      131                 395
       Amortization of debt discount                                                -                  12
       Changes in assets and liabilities:
       (Increase) decrease in receivables                                      (2,751)             (1,507)
       (Increase) decrease in inventories                                         (92)               (324)
       (Increase) decrease in other current assets                                 26                 265
       Increase (decrease) in accounts payable                                    659                (251)
       Increase (decrease) in accrued employee benefits                          (340)                643
       Increase (decrease) in accrued expenses                                  1,412                 616
       Increase (decrease) in other long-term liabilities                          67                  18

                                                                      ----------------    ----------------
                Cash provided by operations                                     3,557               2,977
                                                                      ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of RDI (including transaction fees and
        expenses), net of cash acquired                                             -              (7,232)
  Capital expenditures                                                         (1,400)             (1,086)

                                                                      ----------------    ----------------
                Cash used in investing activities                              (1,400)             (8,318)
                                                                      ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                              (530)             (1,685)
  Net change in short-term debt                                                   (68)                293
                                                                      ----------------    ----------------
                Cash used in financing activities                                (598)             (1,392)
                                                                      ----------------    ----------------

                                                                      ----------------    ----------------
EFFECT OF EXCHANGE RATES ON CASH                                                  (10)                 (2)
                                                                      ----------------    ----------------

  Increase (decrease) in cash and cash equivalents                              1,549              (6,735)

CASH AND CASH EQUIVALENTS, beginning of period                                  6,238              10,459
                                                                      ----------------    ----------------
CASH AND CASH EQUIVALENTS, end of period                                     $  7,787            $  3,724
                                                                      ================    ================

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                           Six Months Ended
                                                               June 30,
                                                          1997         1996
                                                       ---------     --------
Cash paid for interest                                    $  162       $ 929
Cash paid for income taxes                                $1,456       $ 803

        The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.
                             ---------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

 (All information as of June 30, 1997 and for the three and six months ended
                     June 30, 1997 and 1996 is unaudited.)

(1)  Organization and Basis of Presentation:
     ---------------------------------------

     Control Devices, Inc. ("CDI") designs, manufactures and markets circuit breakers, electronic ceramic components parts and electronic sensors used by original equipment manufacturers ("OEMs") in the automotive, appliance and telecommunications markets. On April 1, 1996, CDI purchased Realisations et Diffusion pour l'industrie ("RDI"), which distributes these and other products in the Northern European market from its headquarters near Paris, France. The accompanying financial statements include the results of CDI and RDI from the date of acquisition. The "Company" refers to both CDI and RDI unless the context otherwise requires.

     The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three and six months ended June 30, 1997 and 1996 and the consolidated statement of shareholders' equity for the six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and 1996 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

(2)  Debt:
     -----

     Debt consists of the following as of June 30, 1997 and December 31, 1996 (in thousands):

                                                            1997        1996
                                                           -------    -------

          RDI Notes                                         $  738     $1,108
          RDI fixed rate loans                                 666        925
          RDI short-term debt                                  362        482
                                                           -------    -------

          Total Debt                                        $1,766     $2,515

          Less: Current portion of long-term debt              657        713
                Short-term debt                                362        482
                                                           -------    -------

          Total Long-term  Debt                             $  747     $1,320
                                                           =======    =======

     The RDI Notes bear interest at 8% per annum and are due in three equal annual installments commencing on April 1, 1997. CDI has the right to prepay the RDI notes at any time without premium.

     The RDI fixed rate loans bear interest at the weighted average rate of 7.7% and are secured by certain assets of RDI.

     On October 8, 1996, Fleet Bank of Maine ("Fleet Bank") and the Company entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings, (ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain financial and other covenants including but not limited to, minimum tangible net worth, debt to net worth, and minimum cash flow coverage. The financial covenants are to be met on a quarterly basis. The Company is in compliance with all covenants as of June 30, 1997 and believes that the covenants will not restrict its future operations. To date, there have been no borrowings under this line of credit facility.

     RDI has various credit facilities available to it totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of June 30, 1997, RDI had borrowings aggregating $0.4 million under these facilities.


(3)  Commitments and Contingencies:
     ------------------------------

     The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.

(4)  Inventories:
     ------------

     Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out ("FIFO") method of inventory valuation. Classes of inventories as of June 30, 1997 and December 31, 1996 are as follows (in thousands):

                                                1997       1996
                                               -------    -------

            Raw materials and supplies          $1,353     $1,163
            Work - in - process                  1,070        941
            Finished goods                       3,312      3,839
                                               -------    -------
                                                $5,735     $5,943
                                               =======    =======

(5)  Statement of Financial Accounting Standards:
     --------------------------------------------

     SFAS No. 128, Earnings per Share, was released in February 1997. The standard will be adopted for 1997 year-end reporting purposes. The standard will require the restatement of prior years' earnings per share. While early adoption is not permitted, disclosure of the effect of the adoption of the standard is required. If the standard were applied to the three and six month periods ended June 30, 1997 and 1996, the earnings per share would be as follows:

                                       Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                          1997     1996        1997    1996
                                       ------------------     ----------------

   Basic earnings per common share        $0.34    $0.44      $0.65    $0.78
   Diluted earnings per common share      $0.33    $0.44      $0.64    $0.78

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net sales were $18.8 million for the three months ended June 30, 1997, an increase of $1.4 million, or 8.1% as compared to the three months ended June 30, 1996. The increases in net sales was in part due to stronger automotive related sales. Sensor sales increased 40.8% to $2.8 million for the three months ended June 30, 1997, as a result of increased solar and steering sensor shipments. Ceramic sales increased 95.9% to $2.1 million for the three months ended June 30, 1997 from $1.1 million in 1996 primarily due to increased Personal Communication System (PCS) related orders.

Gross profit in the three months ended June 30, 1997 was $7.0 million, an increase of $0.6 million, or 9.1%, compared to the same period in 1996. As a percentage of net sales, gross profit in the three months ended June 30, 1997 was 37.5% as compared to 37.1% for the same period in 1996. The increase in gross profit, as a percentage of net sales, was primarily the result of increased volume.

Selling, general and administrative expenses in the three months ended June 30, 1997 were $3.1 million, equal to the three months ended June 30, 1996. As a percentage of net sales, selling, general and administrative expenses were 16.3% for the first three months of 1997 as compared to 17.7% for the same period in 1996.

Research and development expenses in the three months ended June 30, 1997 were $1.2 million, an increase of $0.3 million, or 31.1%, as compared to the three months ended June 30, 1996. The increased research and development expenses was primarily a result of increased staffing and expenses required to develop products for introduction in 1997 - 1999 period. As a percentage of net sales, research and development expenses were 6.4% in 1997 as compared to 5.3% in 1996.

Operating income in the three months ended June 30, 1997 was $2.8 million compared to $2.5 million for the three months ended June 30, 1996, an increase of 13.3%. As a percentage of net sales, operating income was 14.8% in the three months ended June 30, 1997 as compared to the 14.1% for the three months in 1996. The increase in operating income was a result of higher sales volume, partially offset by increased research and development expenses.

Interest expense was $0.1 million in the three months ended June 30, 1997 compared to $0.5 million in the three months ended June 30, 1996. The decrease was due to the reduction of debt as a result of the initial public offering.

The provision for income tax was $1.0 million for the three months ended June 30, 1997, compared to $0.7 million for the three months ended June 30, 1996. The effective tax rate was 37.9% in the three months ended June 30, 1997 compared to 38.3% in the same period of 1996.

Net income was $1.7 million in the three months ended June 30, 1997, an increase of $.5 million, or 41.2%, compared to the three months ended June 30, 1996. The increase in net income was a result of the increased sales volume, the improvement in operating income and the reduction in interest expenses. As a percentage of net sales, net income was 9.0% in the three months ended June 30, 1997 as compared to 6.9% in the three months ended June 30, 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net sales were $36.1 million for the six months ended June 30, 1997, an increase of $7.9 million, or 28.1% as compared to the six months ended June 30, 1996. Net sales increased primarily as a result of the acquisition of RDI combined with growth in sensors and ceramics. Sensor sales increased 35.3% to $5.4 million for the six months ended June 30, 1997, as a result of increased solar and steering sensor shipments. Ceramic sales increased 91.0% to $3.6 million for the six months ended June 30, 1997 from $1.9 million in 1996 primarily due to increased Personal Communication System (PCS) related orders.

Gross profit in the six months ended June 30, 1997 was $13.5 million, an increase of $3.2 million, or 31.1%, compared to the same period in 1996. As a percentage of net sales, gross profit in the six months ended June 30, 1997 was 37.4% as compared to 36.6% for the same period in 1996. The increase in gross profit, as a percentage of net sales, was primarily the result of increased volume.

Selling, general and administrative expenses in the six months ended June 30, 1997 were $5.8 million, an increase of $1.7 million as compared to the six months ended June 30, 1996. The increase was primarily a result of the April 1, 1996 acquisition of RDI. As a distributor, RDI on a historical basis, has incurred selling, general and administrative expenses higher, as a percentage of net sales, than the base Company. As a percentage of net sales, selling, general and administrative expenses were 16.1% for the first six months of 1997 as compared to 14.8% for the same period in 1996.

Research and development expenses in the six months ended June 30, 1997 were $2.3 million, an increase of $0.4 million, or 21.8%, as compared to the six months ended June 30, 1996. As a percentage of net sales, research and development expenses were 6.3% in 1997 as compared to 6.7% in 1996. Due to the distribution nature of RDI's business, research and development is a minimal expense for RDI.

Operating income in the six months ended June 30, 1997 was $5.4 million compared to $4.3 million for the six months ended June 30, 1996, an increase of 26.9%. As a percentage of net sales, operating income was 15.0% in the six months ended June 30, 1997 as compared to the 15.2% for the six months in 1996. The decrease in operating income as a percentage of net sales resulted primarily from the higher selling, general and administrative expenses of RDI.

Interest expense was $0.1 million in the six months ended June 30, 1997 a decrease of $0.7 million from $0.8 million in the six months ended June 30, 1996. The decrease was due to the reduction of debt as a result of the initial public offering.

The provision for income tax was $2.0 million for the six months ended June 30, 1997, compared to $1.3 million for the six months ended June 30, 1996. The effective tax rate was 38.9% in the six months ended June 30, 1997 compared to 38.4% in the same period of 1996.

Net income was $3.2 million in the six months ended June 30, 1997, an increase of $1.1 million, or 51.9%, compared to the six months ended June 30, 1996. The increase in net income was a result of the acquisition of RDI and the improvement in operating income and reduction in interest expenses. As a percentage of net sales, net income was 8.9% in the six months ended June 30, 1997 as compared to 7.5% in the six months ended June 30, 1996.


Seasonality

The Company's performance is dependent primarily on automotive vehicle production which is seasonal in nature. The Company's revenues tend to be somewhat lower in the third and fourth quarters as automotive OEM's schedule plant tooling changeovers, vacations and holiday shutdowns.


Liquidity and Capital Resources

Since its formation and initial capitalization, the Company has financed its operations and investments in property, equipment and the RDI acquisition primarily through cash generated from operations, the issuance of RDI Notes and RDI Convertible Notes and bank borrowings. In October 1996, the Company sold 2,300,000 Common Shares in connection with its initial public offering and received net proceeds of approximately $18.2 million. The net proceeds were used to repay certain bank borrowings and preferred shares outstanding as a result of the initial capitalization.

Cash and cash equivalents totaled $7.8 million as of June 30, 1997 compared to $6.2 million as of December 31, 1996.

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


Effect of FASB Pronouncements:

SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were released in July of 1997 and will be adopted for year end reporting. The pronouncements will have no significant impact on the Company's financial statements.


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

                           PART II OTHER INFORMATION


Item 4:   Submission of Matters to a Vote of Security Holders

a) At the annual meeting of shareholders on April 25, 1997, the following items were voted on and approved:


   1)  Election of directors

   Director                  For             Withheld
   ---------------           ---------       --------
   Whitney                   4,148,440       5,297
   Brennan                   4,153,214         523
   Atkinson                  4,148,040       5,697
   Cooke                     4,148,540       5,197
   Futterknecht              4,152,914         823
   Ramey                     4,152,914         823
   Mossberg                  4,148,440       5,297
   Scolnik                   4,148,440       5,297

   2)  Approval of the Control Devices, Inc. Employee Stock Purchase plan.

                                                         Broker
          For               Against        Abstain       Non-Vote
          ---------         -------        -------       --------
          3,721,740         372,554        59,443        0

   3)  Election of Arthur Andersen, LLP as independent Public Accountants

                                                         Broker
          For               Against        Abstain       Non-Vote
          ---------         -------        -------       --------
          4,149,615         1,229          2,893         0

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


                                    Control Devices, Inc.
                                    -----------------------------------
                                    (Registrant)


Date: August 6, 1997                By /s/ Jeffrey G. Wood
                                      ---------------------------------
                                    Name:  Jeffrey Wood
                                           Vice President,
                                           Chief Financial Officer,