Form 10-Q
period 1997-09-30
CONTROL DEVICES INC
filed 1997-10-30
CIK 928737

                        SECURITIES & EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1997

                        Commission File Number:  0-21345


                             CONTROL DEVICES, INC.
                     -------------------------------------
               (Exact name of Registrant as specified in Charter)



            Indiana                                      01-0490335
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification No.)
incorporation of organization


228 Northeast Road Standish, Maine                         04084
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

The Company's telephone number, including area code:  (207) 642-4535

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

Common Shares, no par value: 4,965,717 shares as of October 15, 1997.

                             CONTROL DEVICES, INC.

                                     INDEX

                                                                                               Page(s)
                                                                                               -------
PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS

Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996                        3

Statements of Income (Unaudited) for the Three and Nine Months Ended
 September 30, 1997 and 1996                                                                      4

Statement of Shareholders' Equity (Unaudited) for the Nine Months Ended
 September 30, 1997 and 1996                                                                      5

Statements of Cash Flows (Unaudited) for the Nine Months Ended
 September  30, 1997 and 1996                                                                    6-7

Notes to Financial Statements                                                                    8-10

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                             11-13

PART II:  OTHER INFORMATION
---------------------------

ITEMS 1-5:  OTHER INFORMATION                                                                     14

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                         14

SIGNATURES                                                                                        14
----------

                             CONTROL DEVICES, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

          (Amounts in thousands, except share and per share amounts)

                                                                      September 30,   December 31,
                                                                          1997            1996
                                                                   ---------------- --------------
                                   ASSETS                            (Unaudited)
                                   ------
CURRENT ASSETS:
  Cash and cash equivalents                                           $ 8,423           $ 6,238
  Receivables, less allowance for doubtful accounts of $495 and $467,
    respectively                                                       10,904             9,475
  Inventories                                                           6,364             5,943
  Other current assets                                                  1,263             1,431
                                                                      -------           -------
    Total current assets                                               26,954            23,087

PROPERTY, PLANT AND EQUIPMENT, net                                     14,089            13,484
GOODWILL, net                                                           7,520             7,672
                                                                      -------           -------
                                                                      $48,563           $44,243
                                                                      =======           =======

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                   $   637           $   713
  Short-term debt                                                         221               482
  Accounts payable                                                      4,793             4,691
  Accrued employee benefits                                             4,514             4,809
  Accrued expenses                                                      3,102             1,631
                                                                      -------           -------
    Total current liabilities                                          13,267            12,326

LONG-TERM DEBT                                                            689             1,320

OTHER LIABILITIES                                                       2,065             2,268

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
  Common Shares, no par value; 16,000,000 authorized and 4,963,249
    issued and outstanding                                             19,917            19,917
  Foreign currency translation adjustment                                (540)             (314)
  Retained earnings                                                    13,165             8,726
                                                                      -------           -------
    Total shareholders' equity                                         32,542            28,329
                                                                      -------           -------
                                                                      $48,563           $44,243
                                                                      =======           =======

     The accompanying notes are an integral part of these balance sheets.

                             CONTROL DEVICES, INC.
                             ---------------------

                      CONSOLIDATED STATEMENTS  OF INCOME
                      ----------------------------------

     (Amounts in thousands of dollars, except share and per share amounts)
                                  (UNAUDITED)


                                 Three Months ended      Nine Months ended
                                     September 30,          September 30,
                                  1997         1996          1997      1996
                               ------------ -----------   ----------  ---------
Net sales                        $   16,042  $   15,979   $   52,140  $  44,158

Cost of sales                        10,456      10,443       33,036     28,313
                               ------------ -----------   ----------  ---------
     Gross profit                     5,586       5,536       19,104     15,845

                               ------------ -----------   ----------  ---------

Selling, general and
 administrative expenses              2,438       2,681        8,245      6,838
Research and development              1,073       1,019        3,363      2,898
                               ------------ -----------   ----------  ---------
                                      3,511       3,700       11,608      9,736
                               ------------ -----------   ----------  ---------
     Operating income                 2,075       1,836        7,496      6,109

Interest expense                         92         502          239      1,329
                               ------------ -----------   ----------  ----------

     Income before income
      taxes                           1,983       1,334        7,257      4,780

Income tax provision                    769         453        2,818      1,774
                               ------------ -----------   ----------  ---------

     Net income                       1,214         881        4,439      3,006

Preferred share dividends                 -          66            -        198

     Net income applicable
     to common shareholders      $    1,214  $      815   $    4,439  $   2,808
                               ============ ===========   ==========  =========
 Earnings per share              $     0.24  $     0.32   $     0.87  $    1.10
                               ============ ===========   ==========  =========

Weighted average number of
 common shares and
  equivalents outstanding         5,124,282   2,564,094    5,092,615  2,564,094

       The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.
                             ---------------------

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996

                            (Amounts in thousands)

                                  (UNAUDITED)

                                                                                  Foreign
                                                    Class A  Class B             Currency
                                           Common   Common   Common             Translation   Retained
                                           Shares   Shares   Shares   Warrants  Adjustment    Earnings   Total
                                           ------   -------  -------  --------  -----------   --------   -----
BALANCE, at December 31, 1995              $   -    $  520   $  145   $  180      $   -       $ 4,660    $ 5,505

Net Income                                     -        -        -        -           -         2,808      2,808

Foreign currency translation adjustment        -        -        -        -         (259)          -        (259)
                                           -------  -------  -------  --------  -----------   --------   --------
BALANCE, at September 30, 1996             $   -    $  520   $  145   $  180      $ (259)     $ 7,468    $ 8,054
                                           =======  =======  =======  ========  ===========   ========   ========

BALANCE, at December 31, 1996              $19,917  $  -     $  -     $  -        $ (314)     $ 8,726    $28,329

Net Income                                     -       -        -        -            -         4,439      4,439

Foreign currency translation adjustment        -       -        -        -          (226)          -        (226)
                                           -------  -------  -------  --------  -----------   --------   --------
BALANCE, at September 30, 1997             $19,917  $  -     $  -     $  -        $ (540)     $13,165    $32,542
                                           =======  =======  =======  ========  ===========   ========   ========

       The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                              1997                  1996
                                                                         --------------        -------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                                    $ 4,439              $ 3,006
  Adjustments to reconcile net income to cash provided by operations:
     Depreciation and amortization                                                1,801                1,546
     Deferred income taxes                                                          (56)                 530
     Amortization of debt discount                                                    -                   17
     Changes in assets and liabilities:
     (Increase) decrease in receivables                                         (2,025)               (1,317)
     (Increase) decrease in inventories                                           (757)                  384
     (Increase) decrease in other current assets                                   (58)                 (261)
     Increase (decrease) in accounts payable                                       584                (1,112)
     Increase (decrease) in accrued employee benefits                              (28)                  895
     Increase (decrease) in accrued expenses                                     1,508                  (349)
     Increase (decrease) in other long-term liabilities                            117                    95

                                                                         -------------         -------------
          Cash provided by operations                                            5,525                 3,434
                                                                         -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of RDI (including transaction fees and
     expenses), net of cash acquired                                                 -                (7,232)
  Capital expenditures                                                          (2,532)               (1,756)

                                                                         -------------         -------------
          Cash used in investing activities                                     (2,532)               (8,988)
                                                                         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                               (599)               (2,314)
  Net change in short-term debt                                                   (201)                   55
                                                                         -------------         -------------
          Cash used in financing activities                                       (800)               (2,259)
                                                                         -------------         -------------

EFFECT OF EXCHANGE RATES ON CASH                                                    (8)                    4
                                                                         -------------         -------------

  Increase (decrease) in cash and cash equivalents                               2,185                (7,809)

  CASH AND CASH EQUIVALENTS, beginning of period                                 6,238                10,459

                                                                         -------------         -------------
  CASH AND CASH EQUIVALENTS, end of period                                     $ 8,423               $ 2,650
                                                                         =============         =============

SUPPLEMENTAL CASH FLOW INFORMATION:

                                  Nine Months Ended
                                     September 30,
                                 1997          1996
                               ----------   ----------
Cash paid for interest           $   235      $ 1,793
Cash paid for income taxes       $ 2,432      $ 1,526

       The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.
                             ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

  (All information as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 is unaudited.)

(1)  Organization and Basis of Presentation:
     ---------------------------------------

     Control Devices, Inc. ("CDI"), designs, manufactures and markets circuit breakers, electronic ceramic components parts and electronic sensors used by original equipment manufacturers ("OEMs") in the automotive, appliance and telecommunications markets. On April 1, 1996, CDI purchased Realisations et Diffusion pour l'industrie ("RDI"), which distributes these and other products in the Northern European market from its headquarters near Paris, France. The accompanying financial statements include the results of CDI and RDI from the date of acquisition. The "Company" refers to both CDI and RDI unless the context otherwise requires.

     The consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of shareholders' equity and cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1996 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.


(2)  Debt:
     -----

     Debt consists of the following as of September 30, 1997 and December 31, 1996 (in thousands):

                                                       1997        1996
                                                     --------    --------
          RDI Notes                                  $   738     $ 1,108
          RDI fixed rate loans                           588         925
          RDI short-term debt                            221         482
                                                     --------    --------

           Total debt                                $ 1,547     $ 2,515

          Less: Current portion of long-term debt        637         713
                Short-term debt                          221         482
                                                     --------    --------

           Total long-term debt                      $   689     $ 1,320
                                                     ========    ========

     The outstanding notes, issued by CDI in connection with the acquisition of RDI (the "RDI Notes"), bear interest at 8% per annum and are due in three equal annual installments commencing on April 1, 1997. CDI has the right to prepay the RDI Notes at any time without premium.

     The RDI fixed rate loans bear interest at the weighted average rate of 7.7% and are secured by certain assets of RDI.

     On October 8, 1996, Fleet Bank of Maine ("Fleet Bank") and the Company entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings, (ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain financial and other covenants including but not limited to, minimum tangible net worth, debt to net worth, and minimum cash flow coverage. The financial covenants are to be met on a quarterly basis. The Company is in compliance with all covenants as of September 30, 1997 and believes that the covenants will not restrict its future operations. To date, there have been no borrowings under this line of credit facility.

     RDI has various credit facilities available to it totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of September 30, 1997, RDI had borrowings aggregating $0.2 million under these facilities.

(3)  Commitments and Contingencies:
     ------------------------------

     The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.

(4)  Inventories:
     ------------

     Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out ("FIFO") method of inventory valuation. Classes of inventories as of September 30, 1997 and December 31, 1996 are as follows (in thousands):

                                            1997        1996
                                          --------    --------
          Raw materials and supplies      $ 1,271     $ 1,163
          Work - in - process               1,347         941
          Finished goods                    3,746       3,839
                                          --------    --------
                                          $ 6,364     $ 5,943
                                          ========    ========

(5)  Statement of Financial Accounting Standards:
     --------------------------------------------

     SFAS No. 128, Earnings per Share, was released in February 1997. The standard will be adopted for 1997 year-end reporting purposes. The standard will require the restatement of prior years' earnings per share. While early adoption is not permitted, disclosure of the effect of the adoption of the standard is required. If the standard were applied to the three and nine month periods ended September 30, 1997 and 1996, the earnings per share would be as follows:


                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                       1997         1996     1997         1996
                                     -------      --------  -------     --------
Basic earnings per common share        $0.24        $0.32      $0.89       $1.10
Diluted earnings per common share      $0.24        $0.32      $0.87       $1.10

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales remained at $16.0 million for the three months ended September 30, 1997. As a result of growth in the automotive sensor and ceramic product areas, domestic sales offset currency related declines in European sales. Sensor sales increased 52.0% to $3.0 million for the three months ended September 30, 1997, as a result of increased twilight and steering sensor shipments. Ceramic sales increased 8.8% to $1.6 million for the three months ended September 30, 1997 from $1.4 million in 1996 primarily due to increased Personal Communication System (PCS) related orders.

Gross profit in the three months ended September 30, 1997 was $5.6 million, an increase of $0.1 million, or 0.9%, compared to the same period in 1996. As a percentage of net sales, gross profit in the three months ended September 30, 1997 was 34.8% as compared to 34.6% for the same period in 1996. Gross margins, although roughly equaling 1996 as a percent of sales, were below the first half of 1997 as the ramp up of a number of new products began in the three months ended September 30, 1997. These start-up expenses will increase in the fourth quarter of 1997 and will continue into the first quarter of 1998 as issues associated with the new Chip on Board technology are resolved.

Selling, general and administrative expenses in the three months ended September 30, 1997 were $2.4 million, a decrease of $0.3 million, as compared to the three months ended September 30, 1996. As a percentage of net sales, selling, general and administrative expenses were 15.2% for the three months ended September 30, 1997 as compared to 16.8% for the same period in 1996. This decline was primarily the result of a reduction in RDI's S,G&A.

Research and development expenses in the three months ended September 30, 1997 were $1.1 million, an increase of $0.1 million, or 5.3%, as compared to the three months ended September 30, 1996. As a percentage of net sales, research and development expenses were 6.7% in 1997 as compared to 6.4% in 1996.

Operating income in the three months ended September 30, 1997 was $2.1 million compared to $1.8 million for the three months ended September 30, 1996, an increase of 13.0%. As a percentage of net sales, operating income was 12.9% in the three months ended September 30, 1997 as compared to the 11.5% for the three months in 1996. The increase in operating income was a result of lower S,G&A expenses and slightly higher sales volume.

Interest expense was $0.1 million in the three months ended September 30, 1997 compared to $0.5 million in the three months ended September 30, 1996. The decrease was due to the reduction of debt as a result of the October, 1996 initial public offering.

The provision for income tax was $0.8 million for the three months ended September 30, 1997, compared to $0.5 million for the three months ended September 30, 1996. The effective tax rate was 38.8% in the three months ended September 30, 1997 compared to 34.0% in the same period of 1996.

Net income was $1.2 million in the three months ended September 30, 1997, an increase of $.3 million, or 37.8%, compared to the three months ended September 30, 1996. The increase in net income was a result of the improvement in operating income and the reduction in interest expenses. As a percentage of net sales, net income was 7.6% in the three months ended September 30, 1997 as compared to 5.5% in the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales were $52.1 million for the nine months ended September 30, 1997, an increase of $8.0 million, or 18.1% as compared to the nine months ended September 30, 1996. Net sales increased primarily as a result of the April 1, 1996 acquisition of RDI combined with growth in sensors and ceramics. Sensor sales increased 40.9% to $8.4 million for the nine months ended September 30, 1997, as a result of increased twilight and steering sensor shipments. Ceramic sales increased 55.9% to $5.2 million for the nine months ended September 30, 1997, primarily due to increased PCS related orders.

Gross profit in the nine months ended September 30, 1997 was $19.1 million, an increase of $3.3 million, or 20.6%, compared to the same period in 1996. As a percentage of net sales, gross profit in the nine months ended September 30, 1997 was 36.6% as compared to 35.9% for the same period in 1996. The increase in gross profit, as a percentage of net sales, was primarily the result of increased volume.

Selling, general and administrative expenses in the nine months ended September 30, 1997 were $8.2 million, an increase of $1.4 million as compared to the nine months ended September 30, 1996. The increase was primarily a result of the April 1, 1996 acquisition of RDI. As a distributor, RDI on a historical basis, has incurred selling, general and administrative expenses higher, as a percentage of net sales, than the base Company. As a percentage of net sales, selling, general and administrative expenses were 15.8% for the first nine months of 1997 as compared to 15.5% for the same period in 1996.

Research and development expenses in the nine months ended September 30, 1997 were $3.4 million, an increase of $0.5 million, or 16.0%, as compared to the nine months ended September 30, 1996. As a percentage of net sales, research and development expenses were 6.4% in 1997 as compared to 6.6% in 1996.

Operating income in the nine months ended September 30, 1997 was $7.5 million compared to $6.1 million for the nine months ended September 30, 1996, an increase of 22.7%. As a percentage of net sales, operating income was 14.4% in the nine months ended September 30, 1997 as compared to the 13.8% for the nine months in 1996. The increase in operating income was a result of higher sales volume, partially offset by increased research and development expenses.

Interest expense was $0.2 million in the nine months ended September 30, 1997 a decrease of $1.1 million from $1.3 million in the nine months ended September 30, 1996. The decrease was due to the reduction of debt as a result of the initial public offering.

The provision for income tax was $2.8 million for the nine months ended September 30, 1997, compared to $1.8 million for the nine months ended September 30, 1996. The effective tax rate was 38.8% in the nine months ended September 30, 1997 compared to 37.1% in the same period of 1996.

Net income was $4.4 million in the nine months ended September 30, 1997, an increase of $1.4 million, or 47.7%, compared to the nine months ended September 30, 1996. The increase in net income was a result of the acquisition of RDI, the improvement in operating income and the reduction in interest expenses. As a percentage of net sales, net income was 8.5% in the nine months ended September 30, 1997 as compared to 6.8% in the nine months ended September 30, 1996.

SEASONALITY

The Company's performance is dependent primarily on automotive vehicle production which is seasonal in nature. The Company's revenues tend to be somewhat lower in the third and fourth quarters as automotive OEM's schedule plant tooling changeovers, vacations and holiday shutdowns.

LIQUIDITY AND CAPITAL RESOURCES

Since its formation and initial capitalization, the Company has financed its operations and investments in property, equipment and the RDI acquisition primarily through cash generated from operations, the issuance of the RDI Notes and bank borrowings. In October 1996, the Company sold 2,300,000 Common Shares in connection with its initial public offering and received net proceeds of approximately $18.2 million. The net proceeds were used to repay certain bank borrowings and preferred shares outstanding as a result of the initial capitalization.

Cash and cash equivalents totaled $8.4 million as of September 30, 1997 compared to $6.2 million as of December 31, 1996.

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

EFFECT OF FASB PRONOUNCEMENTS:

SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were released in July of 1997 and will be adopted in 1998. The pronouncements will have no significant impact on the Company's financial statements.

DECLARATION OF 4-FOR-3 STOCK SPLIT:

On October 28, 1997 the Company announced a planned 4-for-3 stock split of the Company's outstanding Common Shares. The stock split is to be effected in the form of a stock dividend and entitles each shareholder to receive one additional share for each three outstanding Common Shares held of record as of the close of business on December 1, 1997. The shares will be distributed on or about December 15, 1997. If the split had occurred on January 1, 1997 or 1996, earnings per share would have been $0.18 (6,832,375 shares) and $0.65
(6,790,154 shares) for the three and nine months ended September 30, 1997 and $0.24 (3,418,792 shares) and $0.82 (3,418,792 shares) for the three and nine months ended September 30, 1996, respectively.


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


                              Control Devices, Inc.
                              ---------------------------------
                              (Registrant)


Date: October 30, 1997        By /s/ Jeffrey G. Wood
                              ---------------------------------
                              Name:  Jeffrey Wood
                                     Vice President,
                                     Chief Financial Officer,