Form 10-K405
period 1997-12-31
CONTROL DEVICES INC
filed 1998-02-13
CIK 928737

                       SECURITIES & EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1997

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  ____________ to _____________

                       Commission File Number:  0-21345

                             Control Devices, Inc.
                         -----------------------------
              (Exact name of registrant as specified in charter)

     Indiana                                         01-0490335
  -------------                                    ---------------
(State or other jurisdiction of         ( I.R.S. employer identification No. )
 incorporation of organization )

228 Northeast Road, Standish, Maine                    04084
-----------------------------------                ---------------
( Address of principal executive offices )          ( Zip code )

     The Company's telephone number, including area code:  (207) 642-4535

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-----------------------------        -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 23, 1998 was approximately $71,000,000.

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   Common Shares, no par value:
6,630,496 shares as of January 23, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K

Document Incorporated                                       Part of Form 10-K
------------------------------------------------            -------------------
Proxy Statement for 1998 Annual Meeting of Shareholders     Part III

                                    PART 1
                                    ------

Item 1:    Description of Business
-------    -----------------------

     General Development of Business:
     --------------------------------

     On July 29, 1994, Control Devices, Inc. ("CDI" or the "Company") acquired substantially all of the assets and certain liabilities (the "Business") of GTE Control Devices Incorporated and Dominican Overseas Trading Company, two subsidiaries of GTE Corporation (collectively referred to herein as "GTE").
For periods prior to July 29, 1994, the Business is sometimes referred to herein as the "Predecessor Company." The Company is an Indiana corporation, incorporated in June 1994 to purchase the Business. Unless the context otherwise requires "CDI" and "the Company" includes Control Devices, Inc. and its subsidiaries.

     On December 15, 1997, the Company effected a 4-for-3 stock split of its Common Shares which entitled each shareholder to receive one additional share for each three outstanding Common Shares held of record as of the close of business on December 1, 1997. All share and per share amounts have been restated to give retroactive effect to the stock split.

     In April 1996, the Company acquired all of the outstanding capital stock of Realisations et Diffusion pour l'Industrie ("RDI"), which is headquartered near Paris, France. RDI markets, distributes, assembles and packages a full line of circuit protection devices, including various fuses and circuit breaker components and assemblies manufactured by other companies. The Company purchased RDI primarily to enhance its market penetration of the automotive original equipment manufacturer ("OEM") market in Europe, in part by locating itself closer to European customers. Management believes that the resulting expansion of its European presence and improvement of its European distribution network will enhance the Company's ability to distribute in Europe existing, internally developed and newly acquired products.

     The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on October 2, 1996. On October 8, 1996, the Company closed on the sale of 2,666,666 Common Shares in connection with its initial public offering (the "public offering") and received net proceeds of approximately $15.7 million. On October 15, 1996, the Company issued 400,000 Common Shares in connection with the exercise of the underwriter's overallotment option granted in connection with the public offering and received net proceeds of approximately $2.5 million.

     The Company designs, manufactures and markets circuit breakers, electronic sensors and electronic ceramic component parts used by OEMs in the automotive, appliance and telecommunications markets. The Company has supplied circuit breakers to automotive OEMs for more than 30 years, and in 1991 expanded its offerings to the automotive market by introducing its initial sensor product, a solar sensor used for climate control systems in luxury cars. The Company's products are sold to the three major North American automotive OEMs, General Motors Corporation ("GM"), Ford Motor Company ("Ford") and Chrysler Corp. ("Chrysler"), as well as to foreign OEMs such as Mercedes, and Volkswagen. Other principal customers include Danfoss, Celwave, Bartley Machine, and Siecor.

     Recent Developments:
     --------------------

     Part of the Company's overall growth strategy is to expand globally in order to meet the demands of its customers. As part of that strategy, the Company recently completed a reorganization of its foreign operations to facilitate overseas investments and expansion. The Company anticipates the effect of this reorganization will be to decrease the tax rate on its foreign manufacturing operations and subsequently reduce the overall corporate income tax rate from approximately 38% in 1997 to approximately 25% in 1998 under current tax laws.

     Narrative Description of the Business:
     --------------------------------------

Products:
----------

     Circuit Protection. The Company manufactures and markets for the automotive and appliance industries, circuit breakers which protect transformers, battery chargers, compressors and small motors from heat and current overloads. The technology utilized in such devices traces back to automatically resetting circuit breakers developed as an alternative to fuses by Sylvania in 1956. Due to the resetting feature, Sylvania's circuit breakers provided the same protection from current overloads as fuses without the need for replacement.
The Company manufactures over 250 types of circuit breakers, including over 150 types of glass enclosed circuit breakers. Through RDI, the Company markets and distributes in Europe a full line of circuit breaker components and assemblies manufactured by other companies. The Company's sales of circuit breakers were $32.2 million, or 45.9% of net sales in 1997, $31.7 million, or 52.3% of net sales in 1996, and $30.9 million, or 79.6% of net sales in 1995.

     Electronic Sensors. The Company's automotive sensors use optical sensing technologies to recognize external conditions and send an electronic signal to a central processor which automatically triggers a control response, that in many cases, had required manual operation. The functions automatically controlled by the Company's sensors include climate control and headlight intensity in response to sunlight, power steering assist in response to driving conditions, wiper control in response to precipitation and defrost operation in response to window fog. The Company's rain, window fog and "next generation" solar (climate control) / twilight (headlamp control) sensors are in various stages of development. The Company's sales of sensors were $12.7 million, or 18.1% of net sales in 1997, $8.8 million, or 14.5% of net sales in 1996, and $5.3 million or 13.7% of net sales in 1995.

     Electronic Ceramics.   The Company's ceramic products include PTC (Positive
Temperature Coefficient) thermistors and dielectric resonators. PTC thermistors, which convert electrical current into heat, are used as component parts in room air heaters and protection devices for switching equipment critical to the operation of telephone companies' central offices (facilities that provide the local switching and distribution functions for telephone companies). Dielectric resonators are used to filter frequencies in wireless communications equipment. In addition to sales to cellular communications equipment manufactures, the Company provides custom designed dielectric resonators to the Personal Communication Systems ("PCS") equipment manufacturers. The Company's sales of ceramics were $7.0 million, or 10.0% of net sales in 1997, $4.5 million, or 7.5% of net sales, in 1996, and $2.6 million, or 6.7% of net sales, in 1995.

     RDI.   In addition to the Company's products, RDI distributes a number of electronic components in Europe such as capacitors, connectors, circuit protection devices produced by other manufactures and various electronic fuses and aftermarket products. These components are supplied to the automotive, appliance, and telecommunication OEM markets and are sourced and stocked by RDI. Sales of RDI were $25.3 million in 1997 and $20.6 million in 1996, including $7.1 million in 1997 and $5.1 million in 1996 of the Company's circuit protection and electronic sensor sales discussed in the above sections. The remaining $18.2 million or 26.0% of net sales in 1997, and $15.5 million or 25.7% of net sales in 1996, includes other products distributed by RDI.

Markets:
--------

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

     The Company's steering wheel sensor optically measures the speed and direction of the steering column rotation, and sends an electric signal to the car's central processor to make adjustments in stiffness of the power steering system of the car. The technology used in its steering wheel sensor has other automotive applications in which the Company is pursuing.

     The Company's twilight sensor signals the vehicle's headlight system to switch from low intensity, to high in twilight conditions and was developed for use in GM's DRL program. The Company began shipments of twilight sensor to GM in 1996, and began shipping a variation of the twilight sensor (Autolamp) to Ford in 1997.

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

     Dielectric Resonators. The Company supplies a line of dielectric resonators to OEMs of wireless telecommunications equipment. Dielectric resonators are an integral part of wireless communication filters, which capture the desired frequencies and keep the desired frequencies from interfering with others. These filters are typically placed at transmission sites, where space is at a premium, and the Company therefore believes that the size of dielectric resonator based filters, which are smaller than larger air cavity based filters, offer a competitive advantage. The markets for these products include cellular and PCS applications.

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

     One of the Company's customers, GM, accounted for approximately 14%, 10% and 20% of net sales in 1997, 1996 and 1995, respectively. These sales were primarily to two divisions of GM, Packard Electric and Delco Electronics, both of which manufacture electrical systems for automotive companies, including GM. Net sales to Danfoss were 13.6% in 1995. No other customer accounted for more than 10% of sales in 1997, 1996 or 1995.

     For domestic, foreign, and export sales and activities, see Note 15 to the Company's Financial Statements.

Research and Development

     The Company expended $4.4 million, $3.8 million, and $2.7 million on research and development in 1997, 1996, and 1995, respectively. The increase in expenditures from 1995 to 1997 was a result of the Company's focus on new product development in the electronic sensor product line based on the Company's existing optical sensing technologies. In 1997, 1996, and 1995, the Company devoted 8.6%, 8.7%, and 7.0%, respectively, of net sales excluding RDI, to research and development. In 1997, 1996, and 1995, the Company devoted approximately 80% of its research and development expenditures to electronic sensors. The Company maintains a research and development staff at its Standish, Maine facility of 42 employees as of December 31, 1997, 35 of whom were devoted to new sensor product development.

     The Company also has a six year consulting agreement expiring in April 2001 with Dr. Dennis J. Hegyi, a Physics Professor at the University of Michigan, relating to its sensor products. The Company currently licenses four of Dr. Hegyi's patents for its sensor products.

     The following tables summarize the results of the Company's historical research and development activities and the focus of its current research and development activities.


  Year of Introduction              Product                       Application
  ----------------------            --------------------------    -----------------------

           1991                  Solar Sensor                    Automatic Climate Control
           1993                  Dielectric Resonator            Wireless Telecom-Cellular
           1995                  Steering Wheel Sensor           Power Steering Assist
           1995                  Dielectric Resonator            Wireless Telecom-PCS
           1996                  Twilight Sensor                 Daylight Running Lamps
           1997                  Autolamp Sensor                 Headlamp On / Off
           1997                  Solar Sensor for Trucks         Automatic Climate Control on Trucks
           1997                  Electric Vehicle Heaters        Automobile Heaters
           1997                  Mini-Footprint Circuit Breaker  Automotive Electrical Distribution Boxes




Development Stage Products                     Application             Status
-------------------------------           ----------------------  -------------------

Solar Twilight Sensor            Combined Climate and            OEM has designed into future vehicles.
                                 Headlamp Control

Rain Sensor                      Wiper Function and Speed        Testing with a North American OEM.
                                 Control

Window Fog Sensor                Defrost Control                 Prototypes provided to European OEMs.

Solar Quadrant Sensor            Multi-zone Automatic Climate    OEM has designed into future vehicles.
                                 and Headlamp Control

Oil Quality Sensor               Detects Oil Quality             Prototypes being developed

Patents, Licenses and Trademarks

     The Company owns 12 patents and has one pending. The Company does not consider any single patent to be material to its business. The Company typically requires its employees to execute appropriate non-competition and patent rights agreements. The Control Devices logo is a registered trademark of the Company as well as Maxi Breaker, MicroGuard, Auto-Clear, and SolarWatch which are registered trademarks of the Company. The Company is licensed to use technology in patents and know-how owned by Dr. Dennis J. Hegyi, a consultant to the Company.

Manufacturing and Supply

     The Company manufactures and assembles its products at its plants in Standish and Caribou, Maine, and San Cristobal, Dominican Republic and has certain value added operations at its distribution facility in France. The Company's facility in the Dominican Republic has been audited by representatives of Chrysler, Valeo and Packard Electric and has been certified as an approved supplier by all three. In addition, the Dominican Republic facility has obtained ISO (International Standards Organization) 9002 and QS-9000, and has been certified by OEM automotive companies as a sole source supplier for a number of products. The Company manufactures its products using components purchased from third parties and from parts manufactured by the Company with various raw materials.

     During and after the manufacturing process, products undergo extensive inspection and testing at all locations to insure quality control. The Company's commitment to quality has resulted in the Company having received, in addition to previously mentioned awards, General Motors' Mark of Excellence Award (the highest attainable), Ford's Q1 quality rating, and is a finalist for the 1998 PACE Award.

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

     Backlog consists of firm orders received from customers and distributors with delivery dates requested by customers at some future date. At December 31, 1997, backlog was approximately $9.0 million versus approximately $8.2 million at December 31, 1996. All backlog is expected to be filed within the next 12 months.

Competition

     The Company has many competitors with respect to all of its products, and the automotive parts supply industry, in particular, is highly competitive. Many of its competitors in the automotive industry are companies which are larger, more diversified and have greater financial resources than the Company. In general, competition in the circuit breaker market is based on price, although the Company also seeks to compete based on product performance. The automotive market for circuit breakers is a relatively mature, small market and the Company competes primarily with Texas Instruments and Otter Controls, Inc. In the appliance market for circuit breakers, the Company competes principally with Texas Instruments. The Company also competes with suppliers of alternative technologies, such as fuses which can be used as an alternative to circuit breakers. Competition in the sensor market is primarily based on technology, quality, delivery, reliability, price, functionality and engineering support. The Company's principal competitors in this market are Eaton, Motorola, Hella, Hamamatsu, and Nippondenso. In the ceramics market, the Company competes on the basis of supplying niche products and on service, delivery and product technology. Its principal competitors in this market are Kyocera, TDK, Alpha Industries, Murata, and Siemens. In the European distribution market, the Company competes with similar electronic distributors.

Employees

     As of December 31, 1997, the Company had 818 employees, consisting of 235 employees based in Standish, 85 employees based in Caribou, two employees based in the Company's sales office near Detroit Michigan, 397 employees based in the Dominican Republic, and 99 employees in France. None of the Company's employees are currently represented by a union; RDI's employees enjoy the benefits of a state-mandated collective bargaining agreement (Convention Collective de la Metallurgie ) which applies to numerous French companies whose business relates to metal products, including RDI. The Company believes its relations with employees are good.

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

     Pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE has retained liability and agreed to indemnify the Company for any and all liabilities arising under CERCLA and other environmental requirements related to contamination and cleanup of the Standish facility, treatment, storage and disposal of hazardous materials transported offsite and remediation required by the State of Maine Department of Environmental Protection ("MEDEP") or U.S. Environmental Protection Agency ("EPA") not known to exist or occur prior to July 29, 1994. GTE's remaining indemnification for these various unknown liabilities expires on July 29, 1999. GTE has also retained liability for claims relating to soil and groundwater contamination from the surface impoundment and the out-of-service leachfield at the Company's Standish, Maine facility known to exist prior to the acquisition. Such contamination is currently being remediated at GTE's sole expense. GTE's obligation to remediate such contamination and its indemnification for any claims relating there to expire several years after the MEDEP and EPA conclude remediation has been completed.

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

Item 2.   Properties
-------   ----------

     The Company's facilities are kept in good condition and the capacity of such facilities is adequate for the Company's needs. The following table sets forth certain information, as of December 31, 1997, relating to the Company's facilities:


                                                                         Approximate   Owned/
        Location                      Principal Activities               Square Feet   Leased
-------------------------  -------------------------------------------   -----------  ---------
Standish, Maine            Corporate Headquarters; Research and             120,000     Owned
                           Development; Manufacture of Electronic
                           Sensors, Glass Enclosed Circuit Breakers,
                           Electronic Ceramic Devices

Caribou, Maine             Manufacture of Circuit Breakers                   33,000     Leased
                                                                                       (Yearly
                                                                                       renewal)

San Cristobal,             Manufacture of Circuit Breakers,                  26,000     Leased
Dominican Republic         Electronic Sensors                                          (Expires
                                                                                       December
                                                                                         2002)

Southfield, Michigan       Sales Office                                       1,200     Leased
                                                                                       (Expires
                                                                                       December
                                                                                         2001)

Villepinte, France         RDI Headquarters, European Warehouse,             27,500     Owned
                           Manufacturing and Distribution.

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

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

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

                        Calendar Year 1997 (1)        Calendar Year 1996 (1)

                     High       Low     Closing    High     Low     Closing
                     ----       ---     -------    ----     ---     -------

First Quarter        11 3/4     8 5/8     9 3/8       -        -        -
Second Quarter        9 7/8     8 5/8    9 9/16       -        -        -
Third Quarter      11 13/16    9 9/16    11 1/4       -        -        -
Fourth Quarter       17 1/4   12 7/16        16   9 3/4    6 3/4    9 3/4

(1) Retroactively adjusted to reflect the 4 for 3 stock split effective December 15, 1997.


(b)  Holders:
     --------

     As of January 23, 1998, there were approximately 100 record holders of the Company's Common Shares.

(c)  Dividends:
     ----------

     The Company has never declared or paid cash dividends on its Common Shares. The payment of any future dividends will be at the discretion of the Company's Board of Directors. It is reviewed quarterly, and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Item 6.   Selected Financial Data
-------   -----------------------

     The following is a table of selected financial data for the five years ended December 31, 1997. This data should be read in conjunction with the Company's Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                                 Control Devices, Inc.
                                   ---------------------------------------------------------------         Predecessor Company(2)
                                                                                                           ----------------------
                                                Years Ended December 31,
                                   -------------------------------------------------                        Seven
                                                                                      Five Months          Months        Year Ended
                                                                                        Ended               Ended        ----------
                                                                          Pro Forma(1) December 31,        July 29,     December 31,
                                                                         ------------ ------------         --------     ------------
                                    1997        1996(3)        1995         1994            1994             1994           1993
                                   ------      ---------      ------       ------          ------           ------         ------
                                                          (Amounts in thousands, except  per share data)
Statement of Income Data:
Net sales                          $70,204      $60,496       $38,881      $43,842         $18,847          $24,995        $39,807
Cost of sales                       45,279       38,929        25,721       29,835          12,159           17,676         30,046
                                   -------      -------       -------      -------         -------          -------        -------
   Gross profit                     24,925       21,567        13,160       14,007           6,688            7,319          9,761
Operating Expenses:
Selling, general and                10,754        9,209         3,504        4,304           2,413            1,896          3,237
   administrative
Research and development             4,422        3,848         2,740        2,650           1,052            1,598          2,144
                                   -------      -------       -------      -------         -------          -------        -------

Operating income                     9,749        8,510         6,916        7,053           3,223            3,825          4,380
Interest expense                       170        1,562         1,380        1,581             657               --             --
                                   -------      -------       -------      -------         -------          -------        -------

Income before income taxes           9,579        6,948         5,536        5,472           2,566            3,825          4,380

Income tax provision (4)             3,676        2,673         2,078        2,153             990            1,530          1,752
                                   -------      -------       -------      -------         -------          -------        -------
Net income                         $ 5,903      $ 4,275       $ 3,458      $ 3,319         $ 1,576          $ 2,295        $ 2,628
                                   =======      =======       =======      =======         =======          =======        =======

Net income applicable to common
 shareholders(5)                     5,903        4,066         3,194        3,055           1,466               --             --


Net income per share:(5) (6)
      Basic                          $0.89        $0.97         $0.93        $0.89           $0.43               --             --
      Diluted                        $0.87        $0.96         $0.93        $0.89           $0.43               --             --

Weighted average common shares
 and equivalents outstanding:
 (5) (6)
      Basic                          6,620        4,202         3,419        3,419           3,419               --             --
      Diluted                        6,819        4,217         3,419        3,419           3,419               --             --

                                                                                                    Predecessor
                                                                                                    -----------
                                                      Control Devices, Inc.                          Company(2)
                                            ----------------------------------------------------    -----------
                                                                        December 31,
                                            -------------------------------------------------------------------
                                              1997           1996          1995           1994           1993
                                            --------       --------      --------       --------       --------
Balance Sheet Data:
Working capital                             $15,025        $10,761        $13,662        $ 9,255        $ 4,891
Total assets                                 51,049         44,243         30,141         26,051         22,385
Long-term debt, net of current maturities       640          1,320         15,853         16,320             --
Redeemable preferred shares                      --             --          2,400          2,400             --
Shareholders' equity                         34,089         28,329          5,505          2,311             --

(1) Pro forma year ended December 31, 1994 amounts were prepared as if the acquisition of the acquired Business and the initial capitalization of the Company had occurred on January 1, 1994. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their fair market values at the acquisition date, increased interest on acquisition debt, additional preferred share dividends, elimination of allocated employee benefit and administrative expenses, additional professional fees and the related income tax effect. The unaudited pro forma consolidated financial data do not purport to represent what the results of operations of the Company would actually have been if the acquisition and initial capitalization had in fact occurred on January 1, 1994 or to project the results of operations of the Company for any future date or period.
(2) On July 29, 1994, the Company purchased the Business. The data prior to July 29, 1994 represents the financial information of the Predecessor Company and has been prepared by the Company as if the Business was operated as a separate entity for the periods presented. The Predecessor Company financial statements do not include an allocation of GTE's assets and liabilities not specifically identifiable to the Business, including cash and intercompany debt. Prior to September 28, 1993, the Telecommunication Division shared certain facilities and functions with the Business. Certain costs and expenses, including manufacturing overhead and selling, general and administrative expenses, were prorated by the Company between the Business and the Telecommunications Division in preparing the Predecessor Company financial statements. Expenses were allocated by the Company based on actual usage or other allocation methods which approximate actual usage. Management of the Company believes that the allocation methods are reasonable.
(3) The Selected Financial Data presented for the year ended December 31, 1996 includes RDI's results of operations from April 1, 1996, the date of acquisition.
(4) For purposes of computing income tax provision, an effective tax rate of 40% was used for the Predecessor Company results of operations because no income taxes were allocated to the Predecessor Company.
(5) See Note 2 to the Company's Financial Statements. Net income per share, net income applicable to common shareholders and weighted average number of Common Shares and equivalents outstanding are not presented for periods prior to and including July 29, 1994 as the Business was not operated as an independent entity during such periods.
(6) On December 15, 1997, the Company effected a 4-for-3 stock split of its Common Shares which entitled each shareholder to receive one additional share for each three outstanding Common Shares held of record as of the close of business on December 1, 1997. As of December 31, 1997, the Company had 6,627,561, no par value, Common Shares outstanding. All share and per share amounts in the accompanying financial statements have been restated to give retroactive effect to the stock split.


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

     In October 1996, the Company closed on the sale of 3,066,666 Common Shares in connection with its initial public offering and received net proceeds of approximately $18.2 million, which were used generally to repay debt and redeem preferred shares.

     Since the acquisition of the Business in July 1994, the Company's primary financial strategy has been to achieve profitable year to year growth through new product development and acquisitions. The Company has focused its new product development efforts in the sensor business. The Company has increased its research and development expenditures, which were primarily devoted to its sensor products, from $2.7 million in 1994 to $4.4 million in 1997. During the same period, the Company's sales of sensors have grown from $4.2 million in 1994 to $12.7 million in 1997.

     In addition, the Company's financial strategy contemplates making acquisitions which complement the Company's existing businesses. The Company's acquisition of RDI in April 1996 enhanced the Company's market penetration of the automotive OEM market in Europe. RDI, which is an European-based distributor of products of the Company and other manufacturers, historically, due to the nature of the distribution business, has had lower operating margins as a result of higher selling, general and administrative expenses (measured as a percentage of net sales) than the Company. Although the Company's operating income has increased as a result of the RDI acquisition, when expressed as a percentage of sales, the Company's operating income has decreased due to the lower margins associated with distribution businesses generally.

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

     Part of the Company's overall growth strategy is to expand globally in order to meet the demands of its customers. As part of that strategy, the Company recently completed a reorganization of its foreign operations to facilitate overseas investments and expansion. The Company anticipates the effect of this reorganization will be to decrease the tax rate on its foreign manufacturing operations and subsequently reduce the overall corporate income tax rate from approximately 38% in 1997 to approximately 25% in 1998 under current tax laws.


Results of Operations

Summary Data

     Management's discussion and analysis of the operating results of the Company are based on amounts in the table set below which were derived from the financial statements appearing elsewhere herein.

     The following table presents selected financial information derived from the Company's statements of income, expressed as a percentage of net sales for the periods indicated.

                                                     Control Devices, Inc.
                                                    -----------------------
                                                    Years Ended December 31,
                                                  ----------------------------
                                                  1997        1996       1995
                                                --------    --------   --------
Net sales                                        100.0%      100.0%     100.0%
Gross profit                                      35.5        35.7       33.8
Selling, general and administrative expenses      15.3        15.2        9.0
Research and development                           6.3         6.4        7.0
Operating income                                  13.9        14.1       17.8
Net income                                         8.4         7.1        8.9


1997 Compared to 1996

     Net sales were $70.2 million in 1997, an increase of $9.7 million, or 16.0%, as compared to 1996. Net sales increased primarily as a result of the April 1, 1996 acquisition of RDI combined with growth in sensors and ceramics. Sensor sales increased 45.3% to $12.7 million in 1997, as a result of increased twilight and steering sensor shipments. Ceramic sales increased 54.4% to $7.0 million in 1997, primarily due to increased PCS related orders.

     Gross profit in 1997 was $24.9 million, an increase of $3.4 million, or 15.6%, as compared to 1996. As a percentage of net sales, gross profit in 1997 was 35.5% as compared to 35.7% in 1996. The decrease in gross profit, as a percent of net sales, was a result of the additional expense relating to the introduction of new sensor products. Management believes start-up expenses will continue to depress gross margins into the first half of 1998 as the Company incurs expenses associated with new product introductions.

     Selling, general and administrative expenses in 1997 were $10.8 million, an increase of $1.5 million, or 16.8%, as compared to 1996. The increase was primarily a result of the April 1, 1996 acquisition of RDI. As a distributor, RDI incurs selling, general and administrative expenses higher, as a percentage of net sales, than the Company. As a percentage of net sales, selling, general and administrative expenses were 15.3% in 1997 as compared to 15.2% in 1996.

     Research and development expenses in 1997 were $4.4 million, an increase of $0.6 million, or 14.9%, as compared to 1996. As a percentage of net sales, research and development expenses were 6.3% in 1997 as compared to 6.4% in 1996.

     Operating income in 1997 was $9.7 million, an increase of $1.2 million, or 14.6%, as compared to 1996. As a percentage of net sales, operating income was 13.9% in 1997 as compared to 14.1% in 1996. The increase in operating income was a result of higher sales volume, partially offset by increased selling, general and administrative, and research and development expenses.

     Interest expense was $0.2 million in 1996, a decrease of $1.4 million as compared to 1996. The decrease was due to the reduction of debt as a result of the initial public offering.

     The provision for income tax was $3.7 million in 1997, as compared to $2.7 million in 1996. The effective tax rate was 38.4% in 1997 as compared to a rate of 38.5% in 1996.

     Net income was $5.9 million in 1997, an increase of 38.1%, as compared to $4.3 million in 1996. The increase in net income was primarily a result of the improvement in operating income due to higher volume and the reduction of interest expenses. As a percentage of net sales, net income was 8.4% in 1997 as compared to 7.1% in 1996.


1996 Compared to 1995

     Net sales were $60.5 million in 1996, an increase of $21.6 million, or 55.6%, as compared to 1995. Net sales increased primarily as a result of the acquisition of RDI combined with growth in sensors and ceramics. On a consolidated basis, sales of sensor products increased 64.5% to $8.8 million in 1996 from $5.3 million in 1995, as a result of increased solar and steering sensor shipments. Ceramic sales increased 73.4% to $4.5 million in 1996 from $2.6 million in 1995 primarily due to increased dielectric resonator and PCS sales. Sales of circuit breaker products increased 2.4% to $31.7 million in 1996 from $30.9 million in 1995, as a result of the RDI acquisition. Sales of other products distributed by RDI contributed $15.5 million to net sales in 1996.

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

     Selling, general and administrative expenses in 1996 were $9.2 million, an increase of $5.7 million, or 162.8%, as compared to 1995. The increase in administrative expenses consisted primarily of RDI expenses which were $5.1 million. As a distributor, RDI has incurred selling, general and administrative expenses higher, as a percentage of net sales, than the Company. As a percentage of net sales, selling, general and administrative expenses were 15.2% in 1996 as compared to 9.0% in 1995.

     Research and development expenses in 1996 were $3.8 million, an increase of $1.1 million, or 40.5%, as compared to 1995. The increased research and development expenses were primarily a result of increased staffing and expenses required to develop products for introduction in the 1997-1999 period. In addition, resources have been added to develop a chip-on-board manufacturing line to reduce the cost and enhance market penetration of the Company's sensor products. As a percentage of net sales, research and development expenses were 6.4% in 1996 as compared to 7.0% in 1995. Due to the distribution nature of RDI's business, research and development is a minimal expense for RDI. Excluding RDI, research and development spending increased to 8.7% in 1996 compared to 7.0% in 1995.

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

     Net income was $4.3 million in 1996, an increase of 23.6%, as compared to $3.5 million in 1995. The increase in net income was a result of the acquisition of RDI and the improvement in operating income partially offset by increased research and development expense. As a percentage of net sales, net income was 7.1% in 1996 as compared to 8.9% in 1995. The decline in net income as a percentage of net sales was a result of the RDI acquisition, which as a distributor, has typically lower margins and higher selling, general, and administrative expense as a percentage of net sales, than that of the Company.

Seasonality

     The Company's performance is dependent primarily on automotive vehicle production which is seasonal in nature. The Company's revenues tend to be somewhat lower in the third and fourth quarters as automotive OEMs schedule plant tooling changeovers, vacations and holiday shutdowns.

Liquidity and Capital Resources

     Since its formation and initial capitalization, the Company has financed its operations and investments in property, equipment and the RDI acquisition primarily through cash generated from operations.

     In October 1996, the Company closed on the sale of 3,066,666 Common Shares in connection with its initial public offering and received net proceeds of approximately $18.2 million, which were used generally to repay debt and redeem preferred shares.

     Cash and cash equivalents totaled $10.0 million at December 31, 1997 compared to $6.2 million at December 31, 1996.

     RDI has various credit facilities available to them totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. At December 31, 1997 and 1996 RDI had borrowings aggregating $0.3 million and $0.5 million, respectively, under these facilities.

     On October 8, 1996, Fleet Bank of Maine ("Fleet Bank") and the Company entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The Company expects to secure a similar agreement after the maturity date. The facility has three interest rate options available to the Company. The line of credit is unsecured and contains certain covenants. To date there have been no borrowings under this line of credit facility.

     The Company believes its current cash and cash equivalents, together with existing credit facilities and cash flows from operations, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

Effect of FASB Pronouncements:

     SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were released in July 1997 and will be adopted in 1998. The pronouncements will have no significant impact on the Company's financial statements.


Other:

     In 1997, the Company began modifying its existing computer system programming to process transactions in the year 2000 and beyond. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.



     This Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes to U.S. and foreign tax laws and regulations, the percentage of the Company's profits generated by foreign operations, cyclicality of automotive and appliance industries, reliance on OEM's, risk of customer labor interruptions, and competing technologies.

Item 8.     Financial  Statements and Supplementary Data
--------    --------------------------------------------

                             CONTROL DEVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page(s)
                                                                                                 -------
   Report of Independent Public Accountants                                                       F-2

   Consolidated Balance Sheets as of December 31, 1997 and 1996                                   F-3

   Consolidated Statements of Income for the Years Ended December 31, 1997, 1996, and 1995        F-4

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997
    and 1996, and 1995                                                                            F-5

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and
    1995                                                                                      F-6 to F-7

   Notes to Consolidated Financial Statements                                                 F-8 to F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the shareholders of Control Devices, Inc.:


We have audited the accompanying consolidated balance sheets of Control Devices, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Control Devices, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP



Stamford, Connecticut,
January 23, 1998

                             CONTROL DEVICES, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

          (Thousands of dollars, except share and per share amounts)


                                                                                       December 31,        December 31,
                                                                                           1997                1996
                                                                                       ------------        ------------
                                   ASSETS
                                   ------
CURRENT ASSETS:
     Cash and cash equivalents                                                           $  9,996            $  6,238
     Receivables, less allowance for doubtful accounts of $468 and $467,
       respectively                                                                        11,311               9,475
     Inventories                                                                            6,414               5,943
     Other current assets                                                                   1,595               1,431
                                                                                       ----------          ----------
        Total current assets                                                               29,316              23,087

PROPERTY, PLAN AND EQUIPMENT, net                                                          14,262              13,484
GOODWILL, net                                                                               7,471               7,672
                                                                                       ----------          ----------
                                                                                         $ 51,059            $ 44,243
                                                                                       ==========          ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES:
     Current portion of long-term debt                                                   $    612            $    713
     Short-term debt                                                                          320                 482
     Accounts payable                                                                       5,706               4,691
     Accrued employee benefits                                                              4,250               4,809
     Accrued expenses                                                                       3,403               1,631
                                                                                       ----------          ----------
        Total current liabilities                                                          14,291              12,326

LONG-TERM DEBT                                                                                640               1,320

OTHER LIABILITIES                                                                           2,029               2,268

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
     Common Shares, no par value, 16,000,000 authorized; 6,627,561 and 6,617,665 in 1997 and 1996, respectively, issued and
        outstanding                                                                        20,014              19,917
     Foreign currency translation adjustment                                                (554)               (314)
     Retained earnings                                                                     14,629               8,726
                                                                                       ----------          ----------
        Total shareholders' equity                                                         34,089              28,329
                                                                                       ----------          ----------
                                                                                         $ 51,049            $ 44,243
                                                                                       ==========          ==========

     The accompanying notes are an integral part of these balance sheets.

                             CONTROL DEVICES, INC.
                             ---------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

          (Thousands of dollars, except share and per share amounts)

                                                  Year Ended       Year Ended       Year Ended
                                                 December 31,     December 31,     December 31,
                                                     1997            1996              1995
                                                 ------------     ------------     ------------
Net sales                                          $   70,204       $   60,495       $   38,881

Cost of sales                                          45,279           38,929           25,721
                                                 ------------     ------------     ------------
     Gross profit                                      24,925           21,566           13,160

Selling, general and administrative expenses           10,754            9,209            3,504
Research and development                                4,422            3,847            2,740
                                                 ------------     ------------     ------------
                                                       15,176           13,056            6,244
                                                 ------------     ------------     ------------
     Operating income                                   9,749            8,510            6,916

Interest expense                                          170            1,562            1,380
                                                 ------------     ------------     ------------
     Income before income taxes                         9,579            6,948            5,536

Income tax provision                                    3,676            2,673            2,078
                                                 ------------     ------------     ------------
     Net income                                         5,903            4,275            3,458

Preferred share dividends                                   -              209              264
                                                 ------------     ------------     ------------
     Net income applicable to common
       shareholders                                $    5,903       $    4,066       $    3,194
                                                 ============     ============     ============
Basic earnings per share                                $0.89            $0.97            $0.93
Diluted earnings per share                              $0.87            $0.96            $0.93


  The accompanying notes are an integral part of these financial statements.

                             CONTROL DEVICES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                            (Thousands of dollars)

                                                                                            Foreign
                                                           Class A   Class B               Currency
                                                 Common    Common    Common               Translation   Retained
                                                 Shares    Shares    Shares    Warrants   Adjustment    Earnings     Total
                                                -------    -------   -------   --------   -----------   --------   --------
Balance at December 31, 1994                    $     -    $   520   $   145    $   180      $      -   $  1,466   $  2,311

Net income                                            -          -         -          -             -      3,458      3,458

Preferred share dividends                             -          -         -          -             -      (264)      (264)
                                                -------    -------   -------    -------      --------   --------   --------
Balance at December 31, 1995                          -        520       145        180             -      4,660      5,505

Conversion of RDI Convertible
  Note                                              892          -         -          -             -          -        892

Conversion of Class A and
  Class B Common Shares
  into Common Shares                                665      (520)     (145)          -             -          -          -

Exercise of outstanding
  warrants                                          186          -         -      (180)             -          -          6

Issuance of Common Shares,
  net of offering expenses                       18,174          -         -          -             -          -     18,174

Foreign currency translation
  adjustment                                          -          -         -          -         (314)          -      (314)

Net income                                            -          -         -          -             -      4,275      4,275

Preferred share dividends                             -          -         -          -             -      (209)      (209)
                                                -------    -------   -------    -------      --------   --------   --------
Balance at December 31, 1996                     19,917          -         -          -         (314)      8,726     28,329

Issuance of Common Shares                            97          -         -          -             -          -         97

Net income                                            -          -         -          -             -      5,903      5,903

Foreign currency translation
  adjustment                                          -          -         -          -         (240)          -      (240)
                                                -------    -------   -------    -------      --------   --------   --------
Balance at December 31, 1997                    $20,014    $     -   $     -    $     -      $  (554)   $ 14,629   $ 34,089
                                                =======    =======   =======    =======      ========   ========   ========

  The accompanying notes are an integral part of these financial statements.

                             CONTROL DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)


                                                                     Year Ended        Year Ended        Year Ended
                                                                     December 31,      December 31,      December 31,
                                                                         1997              1996              1995
                                                                     ------------      ------------      ------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                            $5,903            $4,275            $3,458
  Adjustments to reconcile net income to cash provided by
   operations:
     Depreciation and amortization                                       2,405             2,119             1,774
     Deferred income taxes                                                (178)              708               941
     Amortization of debt discount                                          --               147                33
     Changes in assets and liabilities:
     (Increase) decrease in receivables                                 (2,455)             (606)              806
     (Increase) decrease in inventories                                   (812)              479              (280)
     (Increase) decrease in other current assets                          (149)              237              (466)
     Increase (decrease) in accounts payable                             1,510              (881)              (91)
     Increase (decrease) in accrued employee benefits                     (290)              670               148
     Increase (decrease) in accrued expenses                             1,818              (564)             (321)
     Increase (decrease) in other long-term liabilities                    (38)              (29)               --
                                                                     ---------         ---------         ---------
             Cash provided by operations                                 7,714             6,555             6,002
                                                                     ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of RDI (including transaction fees and
     expenses), net of cash acquired                                        --            (7,156)               --
  Capital expenditures                                                  (3,266)           (2,031)             (847)
                                                                     ---------         ---------         ---------
             Cash used in investing activities                          (3,266)           (9,187)             (847)
                                                                     ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                       (670)          (16,909)               --
  Repayment of preferred shares                                             --            (2,400)               --
  Repayment of dividends                                                    --              (583)               --
  Net change in short-term debt                                           (104)              126                --
  Proceeds from issuance of Common Shares and exercise
     of warrants, net                                                       97            18,180                --
                                                                     ---------         ---------         ---------
             Cash used in financing activities                            (677)           (1,586)               --
                                                                     ---------         ---------         ---------

EFFECT OF EXCHANGE RATES ON CASH                                           (13)               (3)               --
                                                                     ---------         ---------         ---------
  Increase (decrease) in cash and cash equivalents                       3,758            (4,221)            5,155

CASH AND CASH EQUIVALENTS, beginning of period                           6,238            10,459             5,304

                                                                     ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                             $   9,996         $   6,238         $  10,459
                                                                     =========         =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                 Year Ended      Year Ended      Year Ended
                                                                 December 31,    December 31,    December 31,
                                                                     1997            1996            1995
                                                                     ----            ----            ----
Cash paid for interest                                              $  272          $2,180          $1,703
Cash paid for income taxes                                           2,889           2,009           1,946


SUPPLEMENTAL DISCLOSURE OF FINANCING AND INVESTING ACTIVITIES:

In April 1996, the Company purchased all of the outstanding stock of RDI for $8,964,000. CDI paid $6,964,000 in cash plus transaction fees of $324,000 from existing cash on hand, and delivered debt of $2,000,000. See Note 4 to the consolidated financial statements.

In October 1996, in connection with the initial public offering, the Company converted the RDI Convertible Notes as described in Note 3 to the consolidated financial statements into 132,206 Common Shares.

On December 15, 1997, the Company effected a 4-for-3 stock split of its Common Shares which entitled each shareholder to receive one additional share for each three outstanding Common Shares held of record as of the close of business on December 1, 1997. All share and per share amounts in the accompanying financial statements have been restated to give retroactive effect to the stock split.


   The accompanying notes are an integral part of these financial statements.

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

     On April 1, 1996, CDI purchased Realisations et Diffusion pour l'Industrie ("RDI"), which distributes CDI's circuit breakers, electronic sensors and other manufacturers products in the Northern European market from its headquarters near Paris, France. The accompanying financial statements include the results of CDI and RDI from the date of acquisition. The "Company" refers to both CDI and RDI.


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

     Foreign currency translation and transactions-
     ---------------------------------------------

     Assets and liabilities of the Company's foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in the foreign currency translation adjustment component of shareholders' equity, while gains and losses resulting from foreign currency transactions are included in net income.

     Cash and cash equivalents-
     -------------------------

     Cash and cash equivalents include short-term investments with original maturities of three years or less.

     Trade receivables-
     ------------------

     RDI's practice is to sell part of its trade receivables to finance its business. At December 31, 1997 and 1996, such sales with recourse amounted to $2,613,000 and $2,971,000, respectively, which have been deducted from trade receivables. Based on historical collectibility of trade receivables, RDI's obligations under the recourse provisions are not material.

     --------------------------------------------

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

     Goodwill-
     --------

     As part of the acquisition of RDI, goodwill was recorded which represented the difference between the purchase price and the fair value of the identifiable underlying net assets acquired and is carried as an asset, less accumulated amortization which is calculated on a straight-line basis over the estimated useful life of 40 years.

     The Company periodically evaluates the periods over which intangible assets are amortized to determine whether events have occurred which would require modification to the amortization period. The Company reviews anticipated future operating results and cash flows on an undiscounted basis in determining whether there has been an impairment in the value of the excess of purchase price over net assets acquired. An impairment loss would be measured as the amount by which the carrying amount of the impaired asset exceeds the fair value of the asset. That fair value would then become the asset's new cost basis. Based upon its most recent analysis, the Company believes that no material impairment exists at December 31, 1997. Amortization charged to operations amounted to approximately $192,000 and $145,000, for the years ended December 31, 1997 and 1996, respectively.

     Income taxes-
     ------------

     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using presently enacted tax rates and regulations.

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

     --------------------------------------------

     Revenue recognition-
     -------------------

     Revenue is recognized when products are shipped.

     Earnings per share-
     ------------------

     Basic earnings per share were computed by dividing net income available to common shareholders by the number of weighted average Common Shares outstanding, (6,619,524, 4,201,843, and 3,418,792 for the years ended
     December 31, 1997, 1996, and 1995, respectively). Diluted earnings per shares were computed by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common share equivalents (199,515, 14,773, and 0, for the years ended December 31, 1997, 1996, and 1995, respectively) outstanding during the period. Common share equivalents are calculated using the treasury stock method.

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), and the Company's reported earnings per share for the years ended December 31, 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share data was to increase 1996 earnings per share by $0.01 from amounts previously reported. There was no effect on diluted earnings per share in 1995.

     Fair value of financial instruments-
     -----------------------------------

     The fair values of financial instruments closely approximate their carrying values. The Company has no involvement with derivative financial instruments.

     Stock Split-
     ------------

     On December 15, 1997, the Company effected a 4-for-3 stock split of its Common Shares which entitled each shareholder to receive one additional share for each three outstanding Common Shares held of record as of the close of business on December 1, 1997. As of December 31, 1997, the Company had 6,627,561, no par value, Common Shares outstanding. All share and per share amounts in the accompanying 1997, 1996, and 1995 financial statements have been restated to give retroactive effect to the stock split.

(3)  Public Offering and Related Transactions:
     -----------------------------------------

     In contemplation of the public offering described below, on August 30, 1996, the shareholders of the Company approved two amendments to the Company's Articles of Incorporation. The first amendment reclassified the outstanding Class A Common Shares and Class B Common Shares as Common Shares and eliminated the designations of the Class A and Class B Shares immediately prior to the closing of the public offering. The second amendment eliminated the 11% Cumulative Preferred Shares ("Redeemable Preferred Shares") when all the Redeemable Preferred Shares were redeemed in connection with the public offering.

     The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on October 2, 1996. On October 8, 1996, the Company closed on the sale of 2,666,666 Common Shares in connection with its initial public offering (the "public offering") and received net proceeds of approximately $15.7 million. On October 15, 1996, the Company issued 400,000 Common Shares in connection with the exercise of the underwriters' overallotment option granted in connection with the public offering and received net proceeds of approximately $2.5 million.

     The following transactions occurred substantially simultaneously with the close of the public offering:

           ------------------------------------------------------

           a. the exercise of the outstanding warrants to purchase 752,133 Class B Series 1 Common Shares at $0.01 per share;

           b. the conversion of all 1,333,328 Class B Series 1 Common Shares outstanding after the exercise of the warrants into a like number of Class A Common Shares;

           c. the reclassification of the Class A Common Shares into Common Shares and the elimination of the designations of Class A Common Shares and Class B Common Shares;

           d. the conversion of the RDI Convertible Notes into 132,206 Common Shares; and

           e. the repayment of debt and Redeemable Preferred Shares with the net proceeds from the public offering.

     The supplemental net income per share would have been $0.80 and $0.71 for the years ended December 31, 1996 and 1995, respectively, assuming the conversion of the RDI Convertible Notes (only in 1996), the issuance of 2,861,984 and 2,691,110 Common Shares (without deducting underwriters' discount or offering expenses) at the public offering price of $6.75 per share and the application of proceeds thereof to retire the Company's Senior Notes plus accrued interest and the Redeemable Preferred Shares plus accrued dividends, as of the beginning of each respective period. The supplemental net income per share does not include the results of operations for RDI prior to April 1, 1996.

(4)  Acquisition of RDI:
     -------------------

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

     The net assets acquired after allocating the purchase price are as follows (in thousands):

              Cash                                              $   132
              Receivables                                         5,828
              Inventories                                         3,349
              Other current assets                                1,187
              Goodwill and other intangibles                      8,013
              Property, plant and equipment                       2,377
              Accounts payable                                   (5,387)
              Accrued expenses                                   (4,467)
              Debt                                               (1,744)
                                                                -------
                                                                $ 9,288
                                                                =======

     --------------------------------

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

                                                                       Year Ended
                                                                      December 31,
                                                                   1996          1995
                                                               ------------  ------------
                                                               (Unaudited - in thousands)
                                                                   (except per share)
       Net sales                                                    $67,119       $65,621
       Net income applicable to common shareholders                   4,141         3,196
       Earnings per share                                             $0.98         $0.94

(5)  Inventories:
     ------------

     Classes of inventories as of December 31, 1997 and 1996, are as follows (in thousands):

                                                                     1997                1996
                                                               --------------      --------------
     Raw materials and supplies                                        $1,345              $1,163
     Work - in - process                                                1,333                 941
     Finished goods                                                     3,736               3,839
                                                               --------------      --------------
                                                                       $6,414              $5,943
                                                               ==============      ==============

(6)  Property, Plant and Equipment:
     ------------------------------

     Classes of property, plant and equipment as of December 31, 1997 and 1996, are as follows (in thousands):

                                                                 1997      1996
                                                               --------  --------
       Land                                                    $   448   $   486
       Buildings                                                 3,404     3,377
       Equipment                                                17,708    15,209
       Leasehold improvements                                      248       248
                                                               -------   -------
                                                                21,808    19,320

       Accumulated depreciation                                 (7,547)   (5,836)
                                                               -------   -------
                                                               $14,261   $13,484
                                                               =======   =======

(7)  Debt:
     -----

     Debt consists of the following as of December 31, 1997 and 1996, (in thousands):

                                                           1997       1996
                                                      ----------  ----------

        RDI Notes                                         $  738      $1,108
        RDI fixed rate loans                                 514         925
        RDI short-term debt                                  320         482
                                                      ----------  ----------

        Total debt                                        $1,572      $2,515

        Less:  Current portion of long-term debt             612         713
               Short-term debt                               320         482
                                                      ----------  ----------

        Total long-term debt                              $  640      $1,320
                                                      ==========  ==========

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

     On October 8, 1996, Fleet Bank of Maine ("Fleet Bank") and the Company entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings, (ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain financial and other covenants including but not limited to, minimum tangible net worth, debt to net worth, and minimum cash flow coverage. The financial covenants are to be met on a quarterly basis. The Company is in compliance with all covenants as of December 31, 1997 and believes that the covenants will not restrict its future operations. To date, there have been no borrowings under this line of credit facility.

     RDI has various credit facilities available to it totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. At December 31, 1997 and 1996, RDI had borrowings aggregating of $0.3 million, and $0.5 million, respectively under these facilities.

     Scheduled principal payments due on debt in the next five years are as follows (in thousands):

                                            Total
                                           -------
                               1998          932
                               1999          501
                               2000           70
                               2001           69
                               2002            -

(8)  Redeemable Preferred Shares:
     ----------------------------

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


(9)  Stock Option Plans:
     ------------------

     The Company reserved 400,000 Common Shares for issuance pursuant to its 1996 Stock Compensation Plan and 533,333 Common Shares for issuance pursuant to its 1997 Stock Compensation Plan (the "Plans"). The 1997 Stock Compensation Plan will be voted on by the shareholders during the April 24, 1998 shareholders meeting. The Plans provide for the awarding of incentive stock options, non-statutory options, and director options, to purchase Common Shares from time to time at the discretion of the Company. In addition, in April, 1995, the Company issued to a consultant non-qualified stock options to purchase 266,666 Common Shares at $6.75 through March 31, 2002 (see Note 17).

     The following table summarizes stock option plan activity for the years ended December 31, 1997, 1996, and 1995.

                                                  Number
                                                  of Shares      Option Price
                                                  ----------    --------------
     Outstanding at December 31, 1994                      -                 -
     Granted                                         266,666             $6.75
     Exercised                                             -                 -
                                                 -----------------------------
     Outstanding at December 31, 1995                266,666              6.75

     Granted                                         299,991         6.75-7.92
     Exercised                                             -                 -
                                                 -----------------------------
     Outstanding at December 31, 1996                566,657         6.75-7.92

     Granted                                         374,652        9.52-13.50
     Exercised                                        (6,666)             6.75
                                                 -----------------------------
     Outstanding at December 31, 1997                934,643      $6.75-$13.50
                                                 ===========    ==============

     All option share amounts and option price amounts have been restated to give retroactive effect to the December 15, 1997, 4-for-3 stock split of the Company's Common Shares.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, had compensation cost for these plans been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the following pro forma amounts

     --------------------------------

                                                      For the year ended
                                                         December 31,
                                                       1997         1996
                                                    ----------   ----------

       Net Income               As Reported:           $5,903       $4,066
                                Pro forma:              5,605        3,993

       Earnings per share       As Reported:
                                   Basic               $ 0.89       $ 0.97
                                   Diluted               0.87         0.96

                                Pro forma:
                                    Basic              $ 0.85       $ 0.95
                                    Diluted              0.82         0.95

     The fair values of the management and officer option grants were estimated on the date of grant using the Black-Scholes option-pricing model on the following weighted-average assumptions used for grants in 1997 and 1996; dividend yield of 0%, expected volatility of 29% and 26%, respectively, expected life of 5 years or 10 years, and risk free interest rates of 6.35% and 6.07%, respectively.

     At December 31, 1997, the Company had 934,643 options outstanding at exercise prices ranging from $6.75 to $13.50. These options had a weighted-average exercise price of $9.46, a weighted average fair value of $3.63, and a weighted average remaining contractual life of 7.4 years.


(10) Employee Stock Purchase Plan:
     -----------------------------

     A total of 266,666 shares of Common Shares are authorized for issuance under the Company's Employee Stock Purchase Plan ("Employee Plan"). The Employee Plan permits eligible employees to purchase Common Shares at the lower of 85% of the fair market value of the Common Shares at the beginning or at the end of each three month offering period. Pursuant to such plan, 3,290 Shares were sold to employees during the year ended December 31, 1997.

(11) Income Taxes:
     -------------

     The components of the provision (benefit) for income taxes for the Company for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                            For the years ended December 31,
                                            --------------------------------
                                              1997       1996       1995
                                             ------     ------     ------
       Current:
         Federal                             $3,246     $1,661     $  907
         State                                  360        481        230
         Foreign                                248       (177)         -
                                              -----      -----      -----
                                              3,854      1,965      1,137
                                              -----      -----      -----
       Deferred:
         Federal                               (251)       182        729
         State                                 (130)        52        212
         Foreign                                203        474          -
                                              -----      -----      -----
                                               (178)       708        941
                                              -----      -----      -----
                                             $3,676     $2,673     $2,078
                                             ======     ======     ======

     A reconciliation of the income tax provision calculated at the federal income tax statutory rate and the Company's effective income tax rate for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):
                                                           For the years
                                                          ended December 31,
                                                      ------------------------
                                                       1997     1996     1995
                                                      ------   ------   ------

        Tax at statutory rate                         $3,258   $2,363   $1,882
        State income taxes, net of federal benefit       360      350      292
        Research and development tax credits            (209)     (92)     (83)
        Other, net                                       267       52      (13)
                                                      ------   ------   ------
                                                      $3,676   $2,673   $2,078
                                                      ======   ======   ======

     --------------------------

     The significant components of deferred income tax asset (liability) at December 31, 1997 and 1996 are as follows (in thousands):

                                                                 December 31,
                                                               1997      1996
                                                             --------  --------
          Current:
            Inventory reserves                               $    77   $    54
            Accrued employee benefits                            605       628
            Other                                                407       379
                                                             -------   -------
                                                               1,089     1,061
                                                             -------   -------
          Noncurrent:
            Depreciation                                      (1,454)   (1,453)
            Other                                                137        40
                                                             -------   -------
                                                              (1,317)   (1,413)
                                                             -------   -------
                                                             $  (228)  $  (352)
                                                             =======   =======

     Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiary because the earnings of $625,000 and $383,000 for the years ended December 31, 1997 and 1996 were considered permanently reinvested in such foreign operations. The unrecognized tax liability on the undistributed foreign earnings was not significant as of December 31, 1997 and 1996.


(12) Employee Benefits:
     ------------------

     CDI maintains a 401(k) savings plan for substantially all domestic employees. Under the plan, CDI matches employee contributions subject to the discretion of the Board of Directors. The employer contribution expense for the years ended December 31, 1997, 1996 and 1995, was $446,000, $390,000, and $301,000, respectively. RDI maintains a government mandated retirement plan for substantially all of its employees. These benefits do not vest until retirement. The amount of the benefits to be paid depends upon, among other things, the seniority and salary of the employees at retirement date. Also, RDI maintains a government mandated employee profit plan for all employees. The amount of the benefits are based upon a formula which includes, among other things, net taxable income. The liability is generally not payable for a period of five years and is internally funded. In addition, RDI maintains an incentive plan for certain of its key employees. The amount of the benefits are based upon a formula which includes, among other things, net income. The expense for the above plans for RDI for the year ended December 31, 1997 and 1996 was $28,600, and $101,000, respectively.

(13) Commitments and Contingencies:
     ------------------------------

     Operating Leases-
     ----------------

     The Company leases certain buildings, office space, automobiles and equipment under noncancellable operating leases expiring at various dates through December 2002. Rental expense under operating leases amounted to $520,000, $531,000, and $446,000, for the years ended December 31, 1997,
     1996 and 1995, respectively.

     -------------------------------------------

     Future minimum rental payments under leases extending for one year or more are as follows (in thousands):

            Year ended December 31,
                    1998                                          $300
                    1999                                           211
                    2000                                           182
                    2001                                           172
                    2002 and thereafter                            146

     Employment Agreements-
     ----------------------

     The Company has entered into employment agreements with two executives at RDI. The agreements provide that each executive will receive annual compensation of up to FF 975,000 (approximately $164,000), plus an annual bonus of up to FF 487,000 (approximately $82,000), which is based upon meeting certain performance objectives. The agreements provide for a severance payment if the Company terminates the executive for any reason other than misconduct prior to March 29, 1998. The amount of the severance payment to each executive is equal to two years' salary and bonus.

     Legal Proceedings-
     -----------------

     The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.

(14) Related Party Transactions:
     ---------------------------

     CDI-
     ---

     Hammond, Kennedy, Whitney & Company ("HKW") provides management services to the Company. Certain directors of the Company are principals of HKW and own Common Shares of the Company. The Company pays HKW monthly management fees of $15,000 and board of directors fees. These fees amounted to $247,200, $246,100, and $240,000, for the years ended December 31, 1997, 1996, and
     1995, respectively. In addition, fees paid to one of the principals of HKW for professional services amounted to $36,000, $94,000, and $59,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

     Indemnification from Seller-
     ---------------------------

     Pursuant to the terms of an Environmental Agreement dated July 6, 1994, the Seller has retained liability and agreed to indemnify CDI for any and all liabilities arising under CERCLA and other environmental requirements related to contamination and cleanup at acquired facilities, treatment, storage and disposal of hazardous materials transported offsite and remediation required by the State of Maine Department of Environmental Protection or U.S. Environmental Protection Agency existing or occurring prior to the acquisition date. The Seller has indemnified CDI against claims pursuant to the aforementioned issues to the extent the amounts exceed $50,000 in the aggregate. The Seller has liability for claims relating to soil and groundwater contamination from the surface impoundment and out-of-service leachfield at the Company's Standish facility, known to exist prior to the acquisition, to the extent the liability exceeds $50,000. The indemnifications provided by the Seller begins to expire three years after the acquisition date, with certain indemnifications continuing indefinitely. Although the Company believes the Seller's indemnity is enforceable, if the Company were unable to enforce such indemnification obligations against the Seller, the Company could become liable for any such retained liability. The inability to proceed against the Seller could have a material adverse effect on the Company's financial condition and results of operations.

(15) Customer Information:
     ---------------------

     CDI sells products primarily to OEMs on a worldwide basis primarily in the automotive, appliance and telecommunications industries. RDI distributes its products primarily to OEMs in the Northern European market. Sales are concentrated in North America and Europe with the top 15 customers accounting for approximately 50%, 45%, and 72% of sales in 1997, 1996, and 1995 respectively.

     The following presents financial information for domestic and foreign operations for the years ended December 31, 1997 and 1996, (in thousands). The Company had no foreign operations prior to the 1996 acquisition of RDI.

          Sales:                                                1997      1996
                                                              -------   -------
            United States                                     $49,597   $42,620
            Foreign (principally Europe)                       25,296    20,639
            Intersegment elimination                           (4,689)   (2,763)
                                                              -------   -------
                                                              $70,204   $60,496
                                                              =======   =======
         Operating Income:
            United States                                     $ 8,198   $ 7,500
            Foreign                                             1,551     1,010
                                                              -------   -------
                                                              $ 9,749   $ 8,510
                                                              =======   =======
         Identifiable Assets:
            United States                                     $33,562   $26,067
            Foreign                                            17,487    18,176
                                                              -------   -------
                                                              $51,049   $44,243
                                                              =======   =======

     For the years ended December 31, 1997, 1996, and 1995, United States export sales (principally to Europe), were $8,218 ,000 (excluding intercompany sales of $4,689,000 to RDI ), $8,765,000 (excluding intercompany sales of $2,763,000 to RDI ), and $11,729 ,000, respectively. Sales to RDI are made on substantially the same terms and conditions as those to unrelated customers.

     For the years ended December 31, 1997, 1996, and 1995, one customer accounted for approximately $4,953,400, $4,631,000, and $5,270,000 of sales, respectively, and another customer accounted for $9,955,700, $7,075,000, and $7,647,000 of sales, respectively, during these periods.


(16) Supplier Information:
     ---------------------

     The Company relies on a sole supplier or a limited group of suppliers for certain key components of its products. The Company does not have a long-term supply agreement with any of these suppliers, and operates under purchase orders. The Company's reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing and timely delivery of components. Although the timeliness, yield and quality of deliveries to date from the Company's suppliers have been acceptable, any prolonged inability to obtain adequate deliveries or any other circumstances that would require the Company to seek alternative sources of supply could delay the Company's ability to ship its products, which could damage relationships with current and prospective customers and could, therefore, have a material adverse effect on the Company's results of operations.

(17) Consulting Agreements:
     ----------------------

     In April 1995, the Company entered several agreements with an individual to provide design and marketing consulting services to the Company. The terms of the agreements also provide for minimum cash royalty and license payments. The agreements begin to expire in March 2001, and allow for cancellation by either party. In connection with these agreements, the Company paid the individual a one time payment of $200,000 in 1995 and granted a non-qualified stock option to purchase up to 266,666 Common Shares at any time until March 31, 2002 at $6.75 per Common Share. In addition, royalty payments were approximately $334,000, $247,000, and $223,000 for the years ended December 31, 1997, 1996, and 1995, respectively.


(18) International Manufacturing and Distribution:
     ---------------------------------------------

     The Company has international manufacturing facilities located in San Cristobal, Dominican Republic. Included in the Company's balance sheet at December 31, 1997, and 1996, are the net assets of the Company's international manufacturing operations which totaled approximately $726,000, and $1,037,0000, respectively. This operation manufactured products accounting for approximately 34% and 30% of the Company's gross revenues in 1997 and 1996, respectively.

     RDI distributes its products primarily to automotive OEMs in Northern Europe. The Company's results of operations are therefore subject to European economic conditions. RDI generates revenues and incurs expenses primarily in currencies other than the U.S. dollar. As a result, there is increased financial risk to the Company based on fluctuations in currency exchange rates. Changes in exchange rates, therefore, may have a significant effect on the Company's financial condition and results of operations. At December 31, 1997 and 1996, the net assets of RDI, including goodwill, were approximately $9.7 million and $9.4 million.


(19) Supplementary Balance Sheet Information:
     ----------------------------------------

     Other long-term liabilities as of December 31, 1997 and 1996, are as follows (in thousands):

                                                              1997    1996
                                                             ------  ------

              Deferred tax liabilities                       $1,317  $1,413
              Retirement benefits                               496     535
              Profit sharing                                    216     320
                                                             ------  ------
                                                             $2,029  $2,268
                                                             ======  ======

Item 9.    Changes in and Disagreements with Accountants on Accounting
-------    ------------------------------------------------------------
           and Financial Disclosure
           ------------------------

       None.

                                   Part III
                                   --------

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

       Incorporated herein by reference to the information under the heading "Election of Directors" and "Executive Officers" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 24, 1998.

Item 11.   Executive Compensation
--------   ----------------------

       Incorporated herein by reference to the information under the headings "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Compensation of Executive Officers", "Options" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 24, 1998.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

       Incorporated herein by reference to the information under the headings "Principal Shareholders" and "Security Ownership of Management" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 24, 1998.

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

       Incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 24, 1998.

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

          10.2 Lease Agreement dated December 30, 1994 between Mecon Mfg. and Control Devices, Inc. (Incorporated by reference to Exhibit
                 10.2 of Form 10-K for the year ended December 31, 1996, Commission File No. 0-21345).

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

          10.14 Lease Agreement dated December 28, 1996 between the Company and Parque Industrial Itabo, S.A. (Incorporated by reference to Exhibit 10.14 of Amendment No. 1 to Registration Statement on Form S-1, Registration Statement No. 333-09379).

          10.15 Lease dated December 1, 1996 between the Company and Regency Associates (Incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 1996, Commission File No. 0-21345).

          10.16*  1997 Stock Compensation Plan

          11      Statement regarding computation of per share earnings

          12      Not Applicable.

          13      Not Applicable.

          16      Not Applicable.

          18      Not Applicable.

          21.1    Subsidiaries of the Company.

          22      Not Applicable.

          23      Consents of experts and counsel: Consent of Arthur Andersen
                  LLP.

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


                                  Control Devices, Inc.


                           Date: By /s/ Jeffrey G. Wood
                                   ---------------------------------
                                        Jeffrey G. Wood
                                 Vice President, Chief Financial
                                    Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signatures                             Title(s)                         Date
            ----------                             --------                         ----

  /s/  Bruce D. Atkinson             President, Chief Executive Officer
-----------------------------------  and Director                             February 13, 1998
Bruce D. Atkinson                    Principal Executive Officer

  /s/ Ralph R. Whitney, Jr.          Chairman of the Board                    February 13, 1998
-----------------------------------
Ralph R. Whitney, Jr.

  /s/ Jeffrey G. Wood                Vice President, Chief Financial
-----------------------------------  Officer, Secretary and Treasurer         February 13, 1998
Jeffrey G. Wood                      Principal Financial Officer and
                                     Principal Accounting Officer

  /s/ C. M. Brennan, III             Director                                 February 13, 1998
-----------------------------------
C.M. Brennan, III

  /s/ John D. Cooke                  Director                                 February 13, 1998
-----------------------------------
John D. Cooke

 /s/ Forrest E. Crisman, Jr.         Director                                 February 13, 1998
-----------------------------------
Forrest E. Crisman, Jr.

 /s/ James  O. Futterknecht, Jr.     Director                                 February 13, 1998
-----------------------------------
James O. Futterknecht, Jr.

 /s/ Alan I. Mossberg                Director                                 February 13, 1998
-----------------------------------
Alan I. Mossberg

 /s/ Glenn Scolnik                   Director                                 February 13, 1998
-----------------------------------
Glenn Scolnik
