Form 10-Q
period 1998-03-31
CONTROL DEVICES INC
filed 1998-04-27
CIK 928737

                       SECURITIES & EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1998

                        Commission File Number:  0-21345


                             CONTROL DEVICES, INC.
                     -------------------------------------
              (Exact name of Registrant as specified in Charter)



        Indiana                                     01-0490335
----------------------------------            ----------------------
 (State or other jurisdiction of        (I.R.S. employer identification No.)
  incorporation of organization)


228 Northeast Road Standish, Maine                     04084
----------------------------------                   ---------
(Address of principal executive offices)             (Zip Code)



The Company's telephone number, including area code:  (207) 642-4535

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

Common Shares, no par value: 6,632,993 shares as of April 15, 1997.

                             CONTROL DEVICES, INC.

                                     INDEX


                                                                         Page(s)
                                                                         -------
PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
  and December 31, 1997                                                      3

Consolidated Statements of Income (Unaudited) for the Three
  Months Ended March 31, 1998 and 1997                                       4

Consolidated Statement of Shareholders' Equity (Unaudited) for
  the Three Months Ended March 31, 1998 and 1997                             5

Consolidated Statements of Cash Flows (Unaudited) for the
  Three Months Ended March 31, 1998 and 1997                               6-7

Notes to Consolidated Financial Statements                                8-10

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             11-12

PART II:  OTHER INFORMATION
---------------------------

ITEMS 1-5:  OTHER INFORMATION                                               13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                   13

SIGNATURES                                                                  13
----------

                             CONTROL DEVICES, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                 (Thousands of dollars, except share amounts)

                                                       March 31,   December 31,
                                                          1998         1997
                                                       ---------   ------------
                       ASSETS                         (Unaudited)
                       ------

CURRENT ASSETS:
     Cash and cash equivalents                          $ 9,170      $ 9,996
     Receivables, less allowance for doubtful
      accounts of $562 and $468, respectively            12,435       11,311
     Inventories                                          6,664        6,414
     Other current assets                                 1,519        1,595
                                                        -------      -------
         Total current assets                            29,788       29,316

PROPERTY, PLANT AND EQUIPMENT, net                       14,127       14,262
GOODWILL, net                                             7,423        7,471
                                                        -------      -------
                                                        $51,338      $51,049
                                                        =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
     Current portion of long term debt                  $   576      $   612
     Short-term debt                                        263          320
     Accounts payable                                     5,361        5,706
     Accrued employee benefits                            3,618        4,250
     Accrued expenses                                     3,291        3,403
                                                        -------      -------
        Total current liabilities                        13,109       14,291

LONG-TERM DEBT                                              221          640

OTHER LIABILITIES                                         2,028        2,029

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS EQUITY:
     Common Shares, no par value;
     16,000,000 authorized and
     6,630,496 issued and outstanding                    20,051       20,014
     Foreign currency translation adjustment               (622)        (554)
     Retained earnings                                   16,551       14,629
                                                        -------      -------
        Total shareholders' equity                       35,980       34,089
                                                        -------      -------
                                                        $51,338      $51,049
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

                             CONTROL DEVICES, INC.
                             ---------------------

                      CONSOLIDATED STATEMENTS  OF INCOME
                      ----------------------------------

          (Thousands of dollars, except share and per share amounts)
                                  (UNAUDITED)

                                                          Three Months ended
                                                               March 31,
                                                         1998             1997
                                                        ------           ------
Net sales                                              $   19,277    $   17,287

Cost of sales                                              12,621        10,814
                                                       ----------    ----------
      Gross profit                                          6,656         6,473

Selling, general and administrative expenses                2,783         2,750
Research and development                                    1,253         1,083
                                                       ----------    ----------
                                                            4,036         3,833
                                                       ----------    ----------
      Operating income                                      2,620         2,640

Interest expense (income), net                                (31)           87
                                                       ----------    ----------

      Income before income taxes                            2,651         2,553

Income tax provision                                          729         1,017
                                                       ----------    ----------

      Net income                                       $    1,922    $    1,536
                                                       ==========    ==========
Earnings per share:
      Basic                                                 $0.29         $0.23
      Diluted                                               $0.27         $0.23

Weighted average number of common shares and
    equivalents outstanding
      Basic                                             6,630,496     6,617,603
      Diluted                                           7,007,422     6,767,767


The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997

                            (Thousands of dollars)

                                  (UNAUDITED)

                                                            Foreign
                                                           Currency
                                              Common      Translation      Retained
                                              Shares      Adjustment       Earnings         Total
                                          -------------   ------------   ------------     ---------
BALANCE at December 31, 1996                $19,917          $(314)       $ 8,726           $28,329

Net income                                        -              -          1,536             1,536

Foreign currency translation adjustment           -           (145)             -              (145)
                                          ---------------------------------------------------------
BALANCE at March 31, 1997                   $19,917          $(459)       $10,262           $29,720
                                          =========================================================

BALANCE at December 31, 1997                $20,014          $(554)       $14,629           $34,089

Net income                                        -              -          1,922             1,922

Foreign currency translation adjustment           -            (68)             -               (68)

Issuance of Common Shares                        37                                              37
                                          ---------------------------------------------------------
BALANCE at March 31, 1998                   $20,051          $(622)       $16,551           $35,980
                                          =========================================================

                             CONTROL DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                      1998           1997
                                                     ------         ------
CASH FLOWS FROM OPERATIONS:
     Net income                                      $ 1,922         $1,536
     Adjustments to reconcile net income
       to cash provided by operations:
          Depreciation and amortization                  688            607
          Deferred income taxes                           15            (55)

          Changes in assets and liabilities:
          (Increase) decrease in receivables          (1,280)          (421)
          (Increase) decrease in inventories            (322)          (366)
          (Increase) decrease in other
            current assets                                83           (390)
          Increase (decrease) in accounts
            payable                                     (231)           411
          Increase (decrease) in accrued
            employee benefits                           (602)          (680)
          Increase (decrease) in accrued
            expenses                                     (77)         1,173
          Increase (decrease) in other
            long-term liabilities                        (10)            38
                                                     -------         ------
              Cash provided by operations                186          1,853
                                                     -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (563)          (864)
                                                     -------         ------
              Cash used in investing activities         (563)          (864)
                                                     -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                  (441)          (459)
     Net change in short-term debt                       (47)           (82)
     Proceeds from issuance of Common Shares              37              -
                                                     -------         ------
              Cash used in financing activities         (451)          (541)
                                                     -------         ------
EFFECT OF EXCHANGE RATES ON CASH                           2            (10)
                                                     -------         ------
     Increase (decrease) in cash and cash
       equivalents                                      (826)           438

CASH AND CASH EQUIVALENTS, beginning of period         9,996          6,238
                                                     -------         ------
CASH AND CASH EQUIVALENTS, end of period             $ 9,170         $6,676
                                                     =======         ======

        The accompanying notes are an integral part of these statements.

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                Three
                                                Months
                                                Ended
                                              March 31,
                                                 1998             1997
                                            ------------     -------------

Cash paid for interest                          $  77            $  94
Cash paid for income taxes                      $ 277            $   9


The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF FINANCING AND INVESTING ACTIVITIES:

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

                             CONTROL DEVICES, INC.
                             ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         (All information as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited.)

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

   On April 1, 1996, CDI purchased Realisations et Diffusion pour l'Industrie ("RDI"), which distributes CDI's circuit breakers, electronic sensors and other manufacturers products in the Northern European market from its headquarters near Paris, France. The "Company" refers to both CDI and RDI and CDI's other consolidated subsidiaries.

   The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three months ended March 31, 1998 and 1997, and the consolidated statements of shareholders' equity and cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. The results of operations for the three month period ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

 (2)    Debt:
        -----

   Debt consists of the following as of March 31, 1998 and December 31, 1997 (in thousands):

                                            1998     1997
                                           ------   ------
RDI Notes                                   $  369   $  738
RDI fixed rate loans                           428      514
RDI short-term debt                            263      320
                                            ------   ------

Total Debt                                  $1,060   $1,572

Less:  Current portion of long-term debt       576      612
       Short-term debt                         263      320
                                            ------   ------

Total Long-term Debt                        $  221   $  640
                                            ======   ======

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

   On October 8, 1996, Fleet Bank of Maine ("Fleet Bank") and the Company entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings,
   (ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain financial and other covenants including but not limited to, minimum tangible net worth, debt to net worth, and minimum cash flow coverage. The financial covenants are to be met on a quarterly basis. The Company is in compliance with all covenants as of March 31, 1998 and believes that the covenants will not restrict its future operations. To date, there have been no borrowings under this line of credit facility.

   RDI has various credit facilities available to it totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of March 31, 1998, RDI had borrowings aggregating $0.3 million under these facilities.


(3)  Commitments and Contingencies:
     ------------------------------

   The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.


(4)  Inventories:
     ------------

   Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out ("FIFO") method of inventory valuation. Classes of inventories as of March 31, 1998 and December 31, 1997 are as follows ( in thousands):

                                               1998          1997
                                              ------        ------
Raw materials and supplies                    $1,622        $1,345
Work - in - process                            1,516         1,333
Finished goods                                 3,526         3,736
                                              ------        ------
                                              $6,664        $6,414
                                              ======        ======


(5)  Comprehensive Income:
     ---------------------

   The company adopted SFAS No. 130. "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. The following table reports comprehensive income for the three months ended March 31, 1998 and 1997.


                                                         Three Months ended
                                                              March 31,
                                                         1998          1997
                                                        ------        ------
Net income                                              $1,922        $1,536
                                                        ------        ------
Other Comprehensive income (expense), net of tax:
    Foreign currency translation adjustments               (68)         (145)
                                                        ------        ------
 Other comprehensive income (expense)                      (68)         (145)

Comprehensive income                                    $1,854        $1,391
                                                        ======        ======

The accompanying notes are an integral part of these statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net sales in the three months ended March 31, 1998 was $19.3 million an increase of $2.0 million or 12% compared to the same period in 1997, which was a result of growth in the automotive sensor and ceramic product areas. Sensor sales increased 50% to $3.9 million for the three months ended March 31, 1998, as a result of increased twilight sensor shipments. Ceramic sales increased 21% to $1.8 million for the three months ended March 31, 1998 from $1.5 million in 1997, primarily due to increased Personal Communication System (PCS) related orders.

Gross profit in the three months ended March 31, 1998 was $6.7 million an increase of $0.2 million or 3% compared to the same period in 1997. As a percentage of net sales, gross profit for the three months ended March 31, 1998 was 35% as compared to 37% for the same period in 1997. Gross margins, although improving from fourth quarter 1997 levels, continued below first half 1997 levels as pricing pressures and lower margins associated with new sensor products impact results. Overall gross margins will continue below historical levels as competitive pressures associated with the higher growth sensor business will impact overall results.

Selling, general and administrative (S,G&A) expenses in the three months ended March 31, 1998 were $2.8 million equaling the three months ended March 31, 1997. As a percentage of net sales, S,G&A expenses were 14% for the three months ended March 31, 1998 as compared to 16% for the same period in 1997. This decline was primarily the result of the increased sales volume without corresponding increase in SG&A expense.

Research and development expenses in the three months ended March 31, 1998 were $1.3 million an increase of $0.2 million or 16% as compared to the three months ended March 31, 1997. As a percentage of net sales, research and development expenses were 6% in 1998 equaling 1997 results.

Operating income in the three months ended March 31, 1998 was $2.6 million equaling 1997 results. As a percentage of net sales, operating income was 14% in the three months ended March 31, 1998 as compared to 15% for the three months in 1997. The decrease in operating income, as a percentage of net sales, was a result of lower gross margins.

Interest income for the three months ended March 31, 1998 was $31,000 compared to $87,000 of interest expense in the three months ended March 31, 1997. The decrease was due to the reduction of debt and increased income from cash reserves.

The provision for income tax was $0.7 million for the three months ended March 31, 1998 compared to $1.0 million for the three months ended March 31, 1997.
The effective tax rate was 27% in the three months ended March 31, 1998 compared to 40% in the same period of 1997. The reduction in the effective tax rate for the first quarter can primarily be attributed to the benefit of the international reorganization, which took place on January 1, 1998, which resulted in certain income being tax at lower rates.

Net income was $1.9 million in the three months ended March 31, 1998 an increase of $.4 million or 25%, compared to the three months ended March 31, 1997. The increase in net income was a result of the decreased interest expense and the reduction in the effective tax rate. As a percentage of net sales, net income was 10% in the three months ended March 31, 1998 as compared to 9% in the three months ended March 31, 1997.

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

Cash and cash equivalents totaled $9.2 million as of March 31, 1998 compared to $10.0 million as of December 31, 1997.

RDI has various credit facilities available to them totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. At March 31, 1998 and December 31, 1997 RDI had borrowings aggregating $0.3 million and $0.3 million, respectively, under these facilities.

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


EFFECT OF FASB PRONOUNCEMENTS:

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were released in July of 1997 and will be adopted for 1998 year-end reporting purposes.


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

(a) Exhibits

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


                              Control Devices, Inc.
                              -----------------------------------
                              (Registrant)


Date: April 27, 1998          By /s/ Jeffrey G. Wood
                                ---------------------------------
                              Name:  Jeffrey Wood
                                     Vice President and
                                     Chief Financial Officer