Form 10-Q
period 1998-06-30
CONTROL DEVICES INC
filed 1998-07-17
CIK 928737

                       SECURITIES & EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended June 30, 1998

                       Commission File Number:  0-21345


                             CONTROL DEVICES, INC.
                             ---------------------
              (Exact name of Registrant as specified in Charter)



            Indiana                           01-0490335
-------------------------------   ------------------------------------
(State or other jurisdiction of   (I.R.S. employer identification No.)
incorporation of organization)


228 Northeast Road Standish, Maine              04084
----------------------------------              -----
(Address of principal executive offices)       (Zip Code)


The Company's telephone number, including area code:  (207) 642-4535

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

Common Shares, no par value: 8,295,823 shares as of July 10, 1998.

                             CONTROL DEVICES, INC.

                                     INDEX

                                                                   Page(s)
                                                                   -------
PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
 and December 31, 1997                                                 3

Consolidated Statements of Income (Unaudited) for the Three
 and Six Months Ended June 30, 1998 and 1997                           4

Consolidated Statement of Shareholders' Equity (Unaudited)
for the Six Months Ended June 30, 1998 and 1997                        5

Consolidated Statements of Cash Flows (Unaudited) for the
Six Months Ended June 30, 1998 and 1997                              6-7

Notes to Consolidated Financial Statements                          8-10

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       11-13

PART II:  OTHER INFORMATION
---------------------------

ITEMS 1-5:  OTHER INFORMATION                                      14-15

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                             15

SIGNATURES                                                            15
----------

                             CONTROL DEVICES, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                 (Thousands of dollars, except share amounts)

                                                     June 30,     December 31,
                                                      1998            1997
                                                     --------     -----------
                          ASSETS                   (Unaudited)
              ---------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                        $10,195       $ 9,996

     Receivables, less allowance for doubtful
      accounts of $524 and $468, respectively          13,715        11,311
     Inventories                                        8,423         6,414
     Other current assets                               1,945         1,595
                                                      -------       -------
                   Total current assets                34,278        29,316

PROPERTY, PLANT AND EQUIPMENT, net                     13,721        14,262
GOODWILL, net                                           8,793         7,471
                                                      -------       -------
                                                      $56,792       $51,049
                                                      =======       =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
     Current portion of long term debt                $   563       $   612
     Short-term debt                                      542           320
     Accounts payable                                   6,089         5,706
     Accrued employee benefits                          4,908         4,250
     Accrued expenses                                   4,109         3,403
                                                      -------       -------
                   Total current liabilities           16,211        14,291

LONG-TERM DEBT                                            174           640

OTHER LIABILITIES                                       2,328         2,029

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS EQUITY:
     Common Shares, no par value; 16,000,000
      authorized; 8,292,864 and 8,284,451
      in 1998 and 1997, respectively issued
      and outstanding                                  20,096        20,014

     Foreign currency translation adjustment             (635)         (554)
     Retained earnings                                 18,618        14,629
                                                      -------       -------
                   Total shareholders' equity          38,079        34,089
                                                      -------       -------
                                                      $56,792       $51,049
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

                             CONTROL DEVICES, INC.
                             ---------------------

                      CONSOLIDATED STATEMENTS  OF INCOME
                      ----------------------------------

          (Thousands of dollars, except share and per share amounts)
                                  (UNAUDITED)

                                            Three Months ended                    Six Months ended
                                                June 30,                               June 30,
                                        1998                1997                 1998             1997
                                       ------              ------               ------           -----
Net sales                             $   19,845          $   18,811            $   39,122     $   36,098

Cost of sales                             12,524              11,766                25,145         22,580
                                      ----------          ----------            ----------     ----------
      Gross profit                         7,321               7,045                13,977         13,518

Selling, general and                       2,893               3,057                 5,676          5,807
 administrative expenses

Research and development                   1,378               1,207                 2,631          2,290
                                      ----------          ----------            ----------     ----------
                                           4,271               4,264                 8,307          8,097
                                      ----------          ----------            ----------     ----------

      Operating income                     3,050               2,781                 5,670          5,421

Interest expense (income), net               (73)                 60                  (104)           147
                                      ----------          ----------            ----------     ----------

      Income before income taxes           3,123               2,721                 5,774          5,274

Income tax provision                         890               1,032                 1,619          2,049
                                      ----------          ----------            ----------     ----------

      Net income                      $    2,233          $    1,689            $    4,155     $    3,225
                                      ==========          ==========            ==========     ==========

Earnings per share:
      Basic                                $0.27               $0.20                 $0.50          $0.39
      Diluted                              $0.25               $0.20                 $0.47          $0.38

Weighted average number of
 common shares and equivalents
 outstanding
      Basic                            8,292,323           8,272,004             8,289,693      8,272,004
      Diluted                          8,789,907           8,450,158             8,771,717      8,454,858

The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997

                            (Thousands of dollars)

                                  (UNAUDITED)

                                                               Foreign
                                                               Currency
                                              Common          Translation          Retained
                                              Shares          Adjustment           Earnings             Total
                                          -------------    ---------------      -------------      -------------
BALANCE at December 31, 1996                    $19,917              $(314)           $ 8,726            $28,329

Net income                                            -                  -              3,225              3,225

Foreign currency translation adjustment               -               (214)                 -               (214)
                                          ----------------------------------------------------------------------
BALANCE at June 30, 1997                        $19,917              $(528)           $11,951            $31,340
                                          ======================================================================


BALANCE at December 31, 1997                    $20,014              $(554)           $14,629            $34,089

Net income                                            -                  -              4,155              4,155

Foreign currency translation adjustment               -                (81)                 -                (81)

Payment of Dividends                                                                     (166)              (166)

Issuance of Common Shares                            82                                                       82
                                          ----------------------------------------------------------------------
BALANCE at June 30, 1998                        $20,096              $(635)           $18,618            $38,079
                                          ======================================================================

                             CONTROL DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                       1998                  1997
                                                                     -------                ------
CASH FLOWS FROM OPERATIONS:
     Net income                                                       $ 4,155                $ 3,225
     Adjustments to reconcile net income
      to cash provided by operations:
        Depreciation and amortization                                   1,406                  1,220
        Deferred income taxes                                              44                    131

        Changes in assets and liabilities:
        (Increase) decrease in receivables                             (1,180)                (2,751)
        (Increase) decrease in inventories                             (1,317)                   (92)
        (Increase) decrease in other current assets                        13                     26
        Increase (decrease) in accounts payable                          (173)                   659
        Increase (decrease) in accrued employee benefits                   77                   (340)
        Increase (decrease) in accrued expenses                           391                  1,412
        Increase (decrease) in other long-term liabilities                 (3)                    67

                      Cash provided by operations                       3,413                  3,557
                                                                      -------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Arnould ( including transaction
      fees and expenses), net of cash acquired                         (2,100)                     -
     Capital expenditures                                                (728)                (1,400)
                      Cash used in investing activities                (2,828)                (1,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                   (504)                  (530)
     Net change in short-term debt                                        229                    (68)
     Payment of dividends                                                (166)                     -
     Proceeds from issuance of common shares                               82                      -
                                                                      -------                 ------
                      Cash used in financing activities                  (359)                  (598)
                                                                      -------                 ------
EFFECT OF EXCHANGE RATES ON CASH                                          (27)                   (10)
                                                                      -------                 ------
     Increase (decrease) in cash and cash equivalents                     199                  1,549

CASH AND CASH EQUIVALENTS, beginning of period                          9,996                  6,238
                                                                      -------                 ------
CASH AND CASH EQUIVALENTS, end of period                              $10,195                $ 7,787
                                                                      =======                =======

        The accompanying notes are an integral part of these statements.

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                   Six Months Ended
                                                        June 30,
                                                  1998           1997
                                                 ------         ------
Cash paid for interest                           $  93         $  162
Cash paid for income taxes                       $ 943         $1,456

The accompanying notes are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF FINANCING AND INVESTING ACTIVITIES:

On June 15, 1998, the Company effected a 5-for-4 stock split of its common shares and a quarterly dividend of two cents ($0.02) per share after giving effect to the stock split. The stock split entitled each shareholder to receive one additional share for each four outstanding common shares held of record as of the close of business on May 29, 1998. In addition, Control Devices paid a quarterly cash dividend on its outstanding common shares, including the shares distributed pursuant to the stock split, equal to $0.02 per share to shareholders of record on May 29, 1998. All share and per share amounts in the accompanying financial statements have been restated to give retroactive effect to the stock split.

On June 26, 1998, CDI purchased all of the issued and outstanding stock of Arnould Electro Industrie SA ("AEI") for $2.6 million. CDI paid $2.1 million from existing cash on hand and delivered a promissory note totaling $0.5 million.

                             CONTROL DEVICES, INC.
                             ---------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

     (All information as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 is unaudited.)

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

   On April 1, 1996, CDI purchased Realisations et Diffusion pour l'Industrie ("RDI"), which distributes CDI's circuit breakers, electronic sensors and other manufacturers products to the Northern European market from its headquarters near Paris, France.

   On June 26, 1998, CDI purchased Arnould Electro Industrie SA ("AEI"), which distributes electronic components to the Northern European market from its headquarters near Paris, France. The "Company" refers to CDI, RDI, AEI and CDI's other consolidated subsidiaries.

   The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of shareholders' equity and cash flows for the six months ended June 30, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and 1997 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

(2)  Acquisition of AEI:
     -------------------

   On June 26, 1998, CDI purchased all of the issued and outstanding stock of AEI for $2.6 million. CDI paid $2.1 million from existing cash on hand and delivered a promissory note totaling $0.5 million, payable within a year.

   The purchase method was used to account for the acquisition. In preparing AEI's financial information, the aggregate purchase price has been allocated to the assets and liabilities of AEI based on preliminary estimates of fair market value and are subject to change. Any adjustments resulting from the final purchase price allocation, which could result in changes to the carrying values of assets and liabilities, including goodwill, are not expected to be material to the financial statements.

   The net assets acquired after allocating the purchase price are as follows (in thousands):

            Cash                                              $   531
            Receivables                                         1,349
            Inventories                                           751
            Other current assets                                  342
            Goodwill                                            1,403
            Property, plant and equipment                         101
            Accounts payable                                     (650)
            Accrued expenses                                   (1,196)
                                                              $ 2,631
                                                              =======

(3)  Debt:
     -----

     Debt consists of the following as of June 30, 1998 and December 31, 1997 (in thousands):

                                             1998     1997
                                            ------   ------
RDI Notes                                    $  369  $  738
RDI fixed rate loans                            368     514
RDI short-term debt                             542     320
                                             ------  ------
Total debt                                   $1,279  $1,572

Less: Current portion of long-term debt         563     612
      Short-term debt                           542     320
                                             ------  ------
Total long-term debt                         $  174  $  640
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

   On October 8, 1996, Fleet Bank of Maine ("Fleet Bank") and the Company entered into an agreement, pursuant to which Fleet Bank has agreed to provide a $15.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 1998. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings,
   (ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit is unsecured and contains certain financial and other covenants including but not limited to, minimum tangible net worth, debt to net worth, and minimum cash flow coverage. The financial covenants are to be met on a quarterly basis. The Company is in compliance with all covenants as of June 30, 1998 and believes that the covenants will not restrict its future operations. To date, there have been no borrowings under this line of credit facility.

   RDI has various credit facilities available to it totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of June 30, 1998, RDI had borrowings aggregating $16,000 under these facilities.

   In connection with the acquisition of AEI, the Company delivered a promissory note totaling $0.5 million, due six months after the closing of the acquisition. There is no interest obligation associated with this note.


(4)  Commitments and Contingencies:
     ------------------------------

   The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.


(5)  Inventories:
     ------------

   Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out ("FIFO") method of inventory valuation. Classes of inventories as of June 30, 1998 and December 31, 1997 are as follows ( in thousands):


                                        1998              1997
                                       ------            ------
Raw materials and supplies             $1,696             $1,345
Work - in - process                     1,570              1,333
Finished goods                          5,157              3,736
                                       $8,423             $6,414
                                       ======             ======


(6)  Comprehensive Income:
     ---------------------

   The Company adopted SFAS No. 130. "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. The following table reports comprehensive income for the three and six months ended June 30, 1998 and 1997.

                                                          Three Months ended                        Six Months Ended
                                                                 June 30,                                June 30,
                                                           1998               1997                 1998              1997
                                                          ------             ------               ------            ------
Net income                                                 $2,233             $1,689               $4,155            $3,225
                                                           ------             ------               ------            ------
Other comprehensive income (expense), net of tax:
    Foreign currency translation adjustments                  (13)               (69)                 (81)             (214)
                                                           ------             ------               ------            ------
Other comprehensive income (expense)                          (13)               (69)                 (81)             (214)

Comprehensive income                                       $2,220             $1,620               $4,074            $3,011
                                                           ======             ======               ======            ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net sales in the three months ended June 30, 1998 were $19.8 million an increase of $1.0 million or 5% compared to the same period in 1997, this increase was primarily a result of growth in the automotive sensor product area, combined with growth in sales at RDI. Sensor sales grew 38% to $3.9 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, as a result of continued volume increases in recently introduced sensor products. Net RDI sales (gross RDI sales less inter-company sales) increased 10% in the three months ended June 30, 1998 compared to the same period in 1997, as strength in European markets boosted shipments. These increases more than offset a $0.6 million or 27% decline in ceramic sales in the second quarter of 1998 compared to the second quarter of 1997. This decline is primarily due to lower cellular telecommunication based sales, as marketplace inventory adjustments occurred in the second quarter of 1998.

Gross profits in the three months ended June 30, 1998 were $7.3 million an increase of $0.3 million or 4% compared to the same period in 1997. As a percentage of net sales, gross profits for the three months ended June 30, 1998 was nearly 37%, compared to 37.5% for the same period in 1997. Gross profits, although improving from the previous two quarters, continue to be effected by pricing pressures and lower margins associated with new sensor products. Management believes overall gross profits will continue below historical levels as competitive pressures associated with the higher growth sensor business will impact overall results.

Selling, general and administrative ("SG&A") expenses in the three months ended June 30, 1998 were $2.9 million a decrease of $0.2 million or 5% as compared to the three months ended June 30, 1997. As a percentage of net sales, SG&A expenses were 15% for the three months ended June 30, 1998 as compared to 16% for the same period in 1997. This decline was primarily the result of the increased sales volume combined with a decrease in overall SG&A expenses.

Research and development ("R&D") expenses in the three months ended June 30, 1998 were $1.4 million an increase of $0.2 million or 14% as compared to the three months ended June 30, 1997. As a percentage of net sales, research and development expenses were 7% in 1998 compared to 6% in the same period of 1997.

Operating income in the three months ended June 30, 1998 were $3.1 million an increase of $0.3 million from the same period in 1997. As a percentage of net sales, operating income was 15% in the three months ended June 30, 1998 equaling second quarter 1997 results.

Interest income for the three months ended June 30, 1998 was $73,000 compared to $60,000 of interest expense in the three months ended June 30, 1997. The decrease was due to the reduction of debt and increased income from cash reserves.

The provision for income tax was $0.9 million for the three months ended June 30, 1998 compared to $1.0 million for the three months ended June 30, 1997. The effective tax rate was 28% in the three months ended June 30, 1998 compared to 38% in the same period of 1997. The reduction in the effective tax rate for the second quarter can primarily be attributed to the benefit of the international reorganization, which took place on January 1, 1998, which resulted in certain income being taxed at lower rates.

Net income was $2.2 million in the three months ended June 30, 1998, an increase of $0.5 million or 32%, compared to the three months ended June 30, 1997. As a percentage of net sales, net income was 11% in the three months ended June 30, 1998, compared to 9% for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net sales in the six months ended June 30, 1998 were $39.1 million an increase of $3.0 million or 8%, compared to the same period in 1997, which was primarily a result of growth in the automotive sensor product area. Sensor sales increased 44% to $7.7 million for the six months ended June 30, 1998, compared to the same period in 1997, as a result of increased shipments of recently introduced sensor products.

Gross profits in the six months ended June 30, 1998 were $14.0 million an increase of $0.5 million or 3% compared to the same period in 1997. As a percentage of net sales, gross profit for the six months ended June 30, 1998 was 36% compared to 37% for the same period in 1997. Gross profits, although improving from fourth quarter 1997 levels, continued below first half 1997 levels as pricing pressures and lower margins associated with new sensor products impacted results.

Selling, general and administrative expenses in the six months ended June 30, 1998 were $5.7 million a decrease of $0.1 million or 2% compared to the six months ended June 30, 1997. As a percentage of net sales, SG&A expenses were 15% for the six months ended June 30, 1998, compared to 16% for the same period in 1997.

Research and development expenses in the six months ended June 30, 1998 were $2.6 million an increase of $0.3 million or 15% as compared to the six months ended June 30, 1997. As a percentage of net sales, research and development expenses were 7% in 1998 compared to 6% for the same period of 1997.

Operating income in the six months ended June 30, 1998 was $5.7 million an increase of $0.2 million or 5% as compared to the six months ended June 30, 1997. As a percentage of net sales, operating income was 14% in the six months ended June 30, 1998 as compared to 15% for the six months in 1997. The decrease in operating income, as a percentage of net sales, was a result of lower gross margins.

Interest income for the six months ended June 30, 1998 was $104,000 compared to $147,000 of interest expense in the six months ended June 30, 1997. The decrease was due to the reduction of debt and increased income from cash reserves.

The provision for income tax was $1.6 million for the six months ended June 30, 1998 compared to $2.0 million for the six months ended June 30, 1997. The effective tax rate was 28% in the six months ended June 30, 1998 compared to 39% in the same period of 1997. The reduction in the effective tax rate for the first half can be attributed to the benefit of the international reorganization, which took place on January 1, 1998, and resulted in certain income being taxed at lower rates.

Net income was $4.2 million in the six months ended June 30, 1998 an increase of $.9 million or 29% as compared to the six months ended June 30, 1997. As a percentage of net sales, net income was 11% in the six months ended June 30, 1998 compared to 9% in the six months ended June 30, 1997.

GENERAL MOTORS STRIKE:

As of the date of this filing the United Auto Workers are continuing their strike of two GM plants in Flint Michigan. The strike has ceased operations in 26 of GM's 29 U.S. factories. Due to scheduled model year changeovers, CDI's revenues in the second quarter were minimally effected. If the strike continues further into the third quarter the Company expects revenue losses of up to $1 million per month.

SEASONALITY

The Company's performance is dependent primarily on automotive vehicle production which is seasonal in nature. The Company's revenues tend to be somewhat lower in the third and fourth quarters as automotive OEM's schedule plant tooling changeovers, vacations and holiday shutdowns.

LIQUIDITY AND CAPITAL RESOURCES

Since its formation and initial capitalization, the Company has financed its operations and investments in property, equipment and acquisitions primarily through cash generated from operations.

Cash and cash equivalents totaled $10.2 million as of June 30, 1998 compared to $10.0 million as of December 31, 1997.

On June 26, 1998, CDI purchased all of the issued and outstanding stock of AEI for $2.6 million. CDI paid $2.1 million from existing cash on hand and delivered a promissory note totaling $0.5 million, payable within a year.

RDI has various credit facilities available to them totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of June 30, 1998 and December 31, 1997 RDI had borrowings aggregating $16,000 and $0.3 million, respectively, under these facilities.

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


EFFECT OF FASB PRONOUNCEMENTS:

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was released in July of 1997 and will be adopted for 1998 year-end reporting purposes.


OTHER:

In 1997, the Company began modifying its existing computer system programming to process transactions in the year 2000 and beyond. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes to U.S. and foreign tax laws and regulations, the percentage of the Company's profits generated by foreign operations, risk of customer labor interruptions, cyclicality of automotive and appliance industries, reliance on OEM's, and competing technologies.

                           PART II OTHER INFORMATION

Item 2:    Changes in Securities

Rights Plan

On May 7, 1998, the Board of Directors of CDI declared a dividend distribution of one right (a "Right") for each outstanding CDI common share payable on June 11, 1998 to shareholders of record at the close of business on that date. Each Right entitles the holder to purchase one CDI common share at a purchase price of $65.00 per share subject to certain adjustments. The Rights are initially represented by the outstanding common share certificates and cannot be bought , sold or otherwise traded separately from the common shares. Initially, the Rights will not be exercisable, but will become exercisable upon the acquisition by any person, or the announcement of the intention of any person to commence a tender or exchange offer upon the successful consummation of which such person would be the beneficial owner of, 15% or more of CDI's common shares then outstanding, without the prior approval of the CDI Board of Directors.

In the event that (1) CDI is acquired in a merger or other business combination transaction and CDI is not the surviving corporation, or (2) any person consolidates or merges with CDI and all or part of CDI's common shares are exchanged for securities, cash or property of any person, or (3) 50% or more of CDI's consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right, other than the acquiring person, will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring corporation which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that a person acquires 15% or more of the outstanding common shares, proper provision shall be made so that each holder of a Right, (other than the Rights beneficially owned by the acquiring person which will thereafter be void), will thereafter have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right.

The Rights are generally designed to deter coercive takeover tactics and to encourage all persons interested in potentially acquiring control of CDI to treat each stockholder on a fair and equal basis.


Item 4:    Submission of Matters to a Vote of Security Holders

a) At the annual meeting of shareholders on April 24, 1998, the following items were voted on and approved:

     1)   Election of directors.

  DIRECTOR                         FOR        WITHHELD
---------------------------------  ---------  --------
  Ralph R. Whitney, Jr.            5,870,982     3,233
  Bruce D. Atkinson                5,871,115     3,100
  Charles M. Brennan, III          5,870,982     3,233
  John D. Cooke                    5,871,115     3,100
  Forest F. Crisman, Jr.           5,871,115     3,100
  James O. Futterknecht, Jr.       5,870,982     3,233
  Alan I. Mossberg                 5,871,115     3,100
  Glenn Scolnik                    5,870,982     3,233


  2)  Approval of the Control Devices 1997 Stock Compensation Plan.

                                                 BROKER
                   FOR      AGAINST   ABSTAIN   NON-VOTE
                   ---      -------   -------   --------
                4,897,011   530,306    4,658    442,240

  3)  Election of Arthur Andersen, LLP as the Company's  independent auditors.

                                                 BROKER
                   FOR      AGAINST   ABSTAIN   NON-VOTE
                   ---      -------   -------   --------
                5,873,302     266       647        0

Item 6:      Exhibits and Reports on Form 8-K

(a) Exhibits

   4.6 Rights Agreement dated May 7, 1998 between Control Devices, Inc. and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the Summary of Rights to Purchase Shares. (Incorporated by reference to Exhibit 4 of Form 8-K filed May 21, 1998, Commission File No. 0-21345).

  10.17 Stock Purchase Agreement dated June 26,1998, by and among the Company and of the shareholders of AEI.

  11    Statement regarding computation of per share earnings.

  27    Financial Data Schedule.


(b) Reports on Form 8-K

     Declaration of dividend of common share purchase right, filed on May 21,
     1998


Pursuant to the requirements to the Security Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                              Control Devices, Inc.
                              -----------------------------------
                              (Registrant)


Date: July 17, 1998           By /s/ Jeffrey G. Wood
                                ---------------------------------
                              Name:  Jeffrey Wood
                                     Vice President and
                                     Chief Financial Officer