Form 10-Q
period 1998-09-30
CONTROL DEVICES INC
filed 1998-10-19
CIK 928737

                       SECURITIES & EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1998

                        Commission File Number:  0-21345


                             CONTROL DEVICES, INC.
                     -------------------------------------
               (Exact name of Registrant as specified in Charter)



            Indiana                                 01-0490335
----------------------------------        -------------------------------
(State or other jurisdiction of         (I.R.S. employer identification No.)
incorporation of organization)


228 Northeast Road Standish, Maine                    04084
----------------------------------                  ----------
(Address of principal executive offices)            (Zip Code)



The Company's telephone number, including area code:  (207) 642-4535

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

Common Shares, no par value: 8,299,524 shares as of October 9, 1998.

                             CONTROL DEVICES, INC.

                                     INDEX


                                                                         Page(s)
                                                                         -------
PART I:  FINANCIAL INFORMATION
------------------------------
ITEM 1:  FINANCIAL STATEMENTS
Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
 and December 31, 1997                                                       3

Consolidated Statements of Income (Unaudited) for the Three and
 Nine Months Ended September 30, 1998 and 1997                               4

Consolidated Statements of Shareholders' Equity (Unaudited) for
the Nine Months Ended September 30, 1998 and 1997                            5

Consolidated Statements of Cash Flows (Unaudited) for the Nine
Months Ended September 30, 1998 and 1997                                   6-7

Notes to Consolidated Financial Statements                                8-12

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                       13-16

PART II:  OTHER INFORMATION
---------------------------

ITEMS 1-5:  OTHER INFORMATION                                               17

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                   17

SIGNATURES                                                                  17
----------

                             CONTROL DEVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Thousands of dollars, except share amounts)

                                                               September 30,        December 31,
                                                                  1998                 1997
                                                               -------------        -----------
                           ASSETS                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                   $12,379               $ 9,996
     Receivables, less allowance for doubtful
      accounts of $507 and $468, respectively                     14,058                11,311
     Inventories                                                   9,133                 6,414
     Other current assets                                          2,027                 1,595
                                                                 -------               -------
        Total current assets                                      37,597                29,316

PROPERTY, PLANT AND EQUIPMENT, net                                13,469                14,262
GOODWILL, net                                                      8,820                 7,471
                                                                 -------               -------
                                                                 $59,886               $51,049
                                                                 =======               =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
     Current portion of long term debt                           $   546               $   612
     Short-term debt                                                 594                   320
     Accounts payable                                              6,452                 5,706
     Accrued employee benefits                                     5,114                 4,250
     Accrued expenses                                              4,471                 3,403
                                                                 -------               -------
        Total current liabilities                                 17,177                14,291

LONG-TERM DEBT                                                       171                   640

OTHER LIABILITIES                                                  2,431                 2,029

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS EQUITY:
     Common Shares, no par value; 16,000,000 authorized;
      8,295,836 and 8,284,451 in 1998 and 1997, respectively
      issued and outstanding                                      20,135                20,014
     Foreign currency translation adjustment                        (290)                 (554)
     Retained Earnings                                            20,262                14,629
                                                                 -------               -------
        Total shareholders' equity                                40,107                34,089
                                                                 -------               -------
                                                                 $59,886               $51,049
                                                                 =======               =======


                             CONTROL DEVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

          (Thousands of dollars, except share and per share amounts)
                                  (UNAUDITED)

                                   Three Months ended      Nine Months ended
                                       September 30,          September 30,
                                    1998       1997         1998        1997
                                   ------     ------       ------      ------
Net sales                        $  18,990   $  16,042    $ 58,116   $  52,140

Cost of sales                       12,228      10,456      37,372      33,036
                                 ---------   ---------    --------   ---------
  Gross profit                       6,762       5,586      20,744      19,104

Selling, general and
 administrative expenses             3,006       2,438       8,684       8,245
Research and development             1,422       1,073       4,053       3,363
                                 ---------   ---------    --------   ---------
                                     4,428       3,511      12,738      11,608
                                 ---------   ---------    --------   ---------
  Operating income                   2,334       2,075       8,007       7,496

Interest expense (income), net         (89)         92        (193)        239
                                 ---------   ---------    --------   ---------
  Income before income taxes         2,423       1,983       8,200       7,257

Income tax provision                   615         769       2,234       2,818
                                 ---------   ---------    --------   ---------
  Net income                     $   1,808   $   1,214    $  5,966   $   4,439
                                 =========   =========    ========   =========
Earnings per share:
  Basic                          $    0.22   $    0.15    $   0.72   $    0.54
  Diluted                        $    0.21   $    0.14    $   0.68   $    0.52

Weighted average number of
  common shares and equivalents
  outstanding
    Basic                        8,295,836   8,272,004    8,292,093  8,272,004
    Diluted                      8,794,127   8,538,811    8,779,842  8,487,691

       The accompanying notes are an integral part of these statements.

                             CONTROL DEVICES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997

                            (Thousands of dollars)

                                  (UNAUDITED)

                                            Foreign
                                            Currency
                                 Common   Translation    Retained
                                 Shares    Adjustment    Earnings     Total
                                 ------   -----------    --------     -----
BALANCE at December 31, 1996     $19,917    $(314)        $ 8,726    $28,329

Net income                            --       --           4,439      4,439

Foreign currency translation
  adjustment                          --     (226)             --       (226)
                                 -------------------------------------------
BALANCE at September 30, 1997    $19,917    $(540)        $13,165    $32,542
                                 ===========================================

BALANCE at December 31, 1997     $20,014    $(554)        $14,629    $34,089

Net income                            --       --           5,966      5,966

Foreign currency translation
  adjustment                          --      264              --        264

Payment of Dividends                                         (333)      (333)

Issuance of Common Shares            121                                 121
                                 -------------------------------------------
BALANCE at September 30, 1998    $20,135    $(290)        $20,262    $40,107
                                 ===========================================

                             CONTROL DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                           1998         1997
                                                          ------       ------
CASH FLOWS FROM OPERATIONS:
  Net income                                             $  5,966    $  4,439
  Adjustments to reconcile net income to cash
   provided by operations:
     Depreciation and amortization                          2,177       1,801
     Deferred income taxes                                    202         (56)

     Changes in assets and liabilities:
     (Increase) decrease in receivables                      (937)     (2,025)
     (Increase) decrease in inventories                    (1,726)       (757)
     (Increase) decrease in other current assets              (28)        (58)
     Increase (decrease) in accounts payable                 (204)        584
     Increase (decrease) in accrued employee benefits          74         (28)
     Increase (decrease) in accrued expenses                  622       1,508
     Increase (decrease) in other long-term liabilities       (22)        117
                                                         --------    --------
        Cash provided by operations                         6,124       5,525
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Arnould (including transaction
   fees and expenses), net of cash acquired                (2,100)         --
  Capital expenditures                                     (1,152)     (2,532)
                                                         --------    --------
        Cash used in investing activities                  (3,252)     (2,532)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                          (552)       (599)
  Net change in short-term debt                               235        (201)
  Payment of dividends                                       (333)         --
  Proceeds from issuance of common shares                     120          --
                                                         --------    --------
        Cash used in financing activities                    (530)       (800)
                                                         --------    --------
EFFECT OF EXCHANGE RATES ON CASH                               41          (8)
                                                         --------    --------
  Increase (decrease) in cash and cash equivalents          2,383       2,185
                                                         --------    --------
CASH AND CASH EQUIVALENTS, beginning of period              9,996       6,238
                                                         --------    --------
CASH AND CASH EQUIVALENTS, end of period                 $ 12,379    $  8,423
                                                         ========    ========

        The accompanying notes an an integral part of these statements.

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                       Nine Months Ended
                                                         September 30,
                                                     1998            1997
                                                  ------------    ------------
                                                    (Thousands of dollars)
Cash paid for interest                                $   188         $   235
   Cash paid for income taxes                         $ 1,320         $ 2,432


SUPPLEMENTAL DISCLOSURE OF FINANCING AND INVESTING ACTIVITIES:

On September 11, 1998 Control Devices paid a quarterly dividend on its outstanding common shares equal to $0.02 per share to shareholders of record on August 28, 1998.

                             CONTROL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (All information as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 is unaudited.)

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

   The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of shareholders' equity and cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and 1997 have been made and all such adjustments are of a normal recurring nature. The accounting policies followed during the interim periods reported on are in conformity with generally accepted accounting principles and are consistent with those applied for annual periods. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.


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

   The net assets acquired after allocating the purchase price are as follows (Thousands of dollars):

      Cash                                                    $   531
      Receivables                                               1,349
      Inventories                                                 751
      Other current assets                                        342
      Goodwill                                                  1,403
      Property, plant and equipment                               101
      Accounts payable                                           (650)
      Accrued expenses                                         (1,196)
                                                              -------
                                                              $ 2,631
                                                              =======

   The unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997, respectively, had the acquisition of AEI occurred at January 1, 1998 and January 1, 1997, respectively, are provided in the following table. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their estimated fair market values at the acquisition date, adjustments for the elimination of interest income on excess cash balances, reduction of selling, general and administrative expenses associated with duplication of duties, and the related income tax effect. The unaudited pro forma information does not necessarily represent what the results of operations would have been in such periods and is not intended to be indicative of future results


                                                       Nine Months
                                                          Ended
                                                       September 30,
                                                   1998            1997
                                               -------------   ------------
                                           (Unaudited - Thousands of dollars,
                                                except per share amounts)
Net sales                                        $61,935          $56,096
Net income                                         6,216            4,684
Earnings per share:
                 Basic                           $  0.75          $  0.57
                 Diluted                         $  0.71          $  0.55

Weighted average number of common
     shares and equivalents outstanding
                 Basic                             8,292            8,272
                 Diluted                           8,780            8,488

(3) Debt:
    -----
    Debt consists of the following as of September 30, 1998 and December 31, 1997 (Thousands of dollars):

                                                 1998         1997
                                               --------    --------
RDI Notes                                         $  369      $  738
RDI fixed rate loans                                 348         514
RDI short-term debt                                  594         320
                                               ---------    --------

Total debt                                        $1,311      $1,572

Less:   Current portion of long-term debt            546         612
        Short-term debt                              594         320
                                               ---------    --------

Total long-term debt                              $  171      $  640
                                               =========    ========

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

   Fleet Bank of Maine ("Fleet Bank") and the Company are parties to a loan agreement, pursuant to which Fleet Bank has agreed to provide a $20.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 2000. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings, (ii) Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit contains certain financial and other covenants including but not limited to, minimum tangible net worth, debt to net worth, and minimum cash flow coverage. The financial covenants are to be met on a quarterly basis. The Company is in compliance with all covenants as of September 30, 1998 and believes that the covenants will not restrict its future operations. To date, there have been no borrowings under this line of credit facility.

   RDI has various credit facilities available to it totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of September 30, 1998, RDI had borrowings aggregating under $0.1 million, under these facilities.

   In connection with the acquisition of AEI, the Company delivered a promissory note totaling
   3.2 million FF ($0.6 million at current exchange rates), due six months after the closing of the acquisition. There is no interest obligation associated with this note.


(4)  Commitments and Contingencies:
     ------------------------------

   The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.

(5)  Inventories:
     ------------

   Inventories are stated at the lower of cost or market value. Cost of inventories is determined by the first-in, first-out ("FIFO") method of inventory valuation. Classes of inventories as of September 30, 1998 and December 31, 1997 are as follows ( Thousands of dollars).


                                              1998          1997
                                            --------      --------
Raw materials and supplies                   $2,074        $1,345
Work - in - process                           1,938         1,333
Finished goods                                5,121         3,736
                                             ------        ------
                                             $9,133        $6,414
                                             ======        ======


(6)  Comprehensive Income:
     ---------------------

   The Company adopted SFAS No. 130. "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components. The following table reports comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows (Thousands of dollars).

                                                          Three Months Ended                     Nine Months Ended
                                                              September 30,                        September 30,
                                                         1998               1997               1998              1997
                                                    -------------     -------------       ------------     -------------
Net income                                          $1,808                 $1,214             $5,966           $4,439
                                                    ------                 ------             ------           ------
Other comprehensive income (expense), net of tax:
    Foreign currency translation adjustments           345                    (12)               264             (226)
                                                    ------                 ------             ------           ------
Other comprehensive income (expense)                   345                    (12)               264             (226)
                                                    ------                 ------             ------           ------
Comprehensive income                                $2,153                 $1,202             $6,230           $4,213
                                                    ======                 ======             ======           ======

(7)  Earnings Per Common Share:
     --------------------------

   The reconciliation of basic and diluted per-share computation are as follows (Thousands of dollars, except share and per share amounts):

                                           Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                         1998             1997             1998             1997
                                    ------------     ------------     ------------      ------------
Net income                                $1,808           $1,214           $5,966         $4,439
Weighted Average Common
   Shares Outstanding - Basic              8,296            8,272            8,292          8,272
Dilutive effect of outstanding               498              267              488            216
 options
Weighted Average Common
   Shares Outstanding - Diluted            8,794            8,539            8,780          8,488
                                         =======          =======          =======        =======
Earnings per share:
Basic                                     $ 0.22           $ 0.15           $ 0.72         $ 0.54
                                         =======          =======          =======        =======
Diluted                                   $ 0.21           $ 0.14           $ 0.68         $ 0.52
                                         =======          =======          =======        =======


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THREE MONTbHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1997

Net sales in the three months ended September 30, 1998 were $19.0 million, an increase of $2.9 million or 18.4% compared to the same period in 1997, this increase was primarily a result of continued growth in the automotive sensor product area, an introduction of a new circuit breaker product, and the continued growth in sales at RDI. Sensor sales grew 8.0% to $3.2 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997, as a result of continued volume increases in recently introduced sensor products. Circuit breaker sales increased 10.0% to $7.8 million, primarily as a result of an introduction of a circuit breaker used in battery powered riding toys. Net RDI sales (gross RDI sales less inter-company sales) increased 46.1% in the three months ended September 30, 1998 compared to the same period in 1997, primarily as a result of the recent acquisition of AEI. Ceramic sales in the third quarter of 1998 decreased 1.8% to $1.5 million compared to the third quarter of 1997. The decrease in ceramics sales was primarily a result a slowdown in the wireless telecommunications market.

Gross profits in the three months ended September 30, 1998 were $6.8 million, an increase of $1.2 million or 21.1% compared to the same period in 1997. As a percentage of net sales, gross profits for the three months ended September 30, 1998 were 35.6%, compared to 34.8% for the same period in 1997. This increase is primarily due to the higher new sensor start-up expenses in the prior period.

Selling, general and administrative ("SG&A") expenses in the three months ended September 30, 1998 were $3.0 million, an increase of $0.6 million or 23.3% as compared to the three months ended September 30, 1997. As a percentage of net sales, SG&A expenses were 15.8% for the three months ended September 30, 1998 as compared to 15.2% for the same period in 1997. This increase was primarily the result of the increased expenses associated with the AEI acquisition.

Research and development ("R&D") expenses in the three months ended September 30, 1998 were $1.4 million, an increase of $0.3 million or 32.5% as compared to the three months ended September 30, 1997. As a percentage of net sales, research and development expenses were 7.5% in 1998 compared to 6.7% in the same period of 1997. The increase in R&D expense was primarily the result of higher spending on prototype tooling and materials associated with new product development efforts.

Operating income in the three months ended September 30, 1998 was $2.3 million, an increase of $0.3 million from the same period in 1997. As a percentage of net sales, operating income was 12.3% in the three months ended September 30, 1998 compared to 12.9% for the third quarter 1997.

Interest income for the three months ended September 30, 1998 was $0.1 million compared to $0.1 million of interest expense in the three months ended September 30, 1997. The decrease was due to the reduction of debt and increased income from cash reserves.

The provision for income tax was $0.6 million for the three months ended September 30, 1998 compared to $0.8 million for the three months ended September 30, 1997. The effective tax rate was 25.4% in the three months ended September 30, 1998 compared to 38.8% in the same period of 1997. The reduction in the effective tax rate for the second quarter can primarily be attributed to the benefit of the international reorganization, which took place on January 1, 1998, which resulted in certain income being taxed at lower rates.

Net income was $1.8 million in the three months ended September 30, 1998, an increase of $0.6 million or 48.9%, compared to the three months ended September 30, 1997. As a percentage of net sales, net income was 9.5% in the three months ended September 30, 1998, compared to 7.6% for the three months ended September 30, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales in the nine months ended September 30, 1998 were $58.1 million, an increase of $6.0 million or 11.5%, compared to the same period in 1997, which was primarily a result of growth in the automotive sensor product area and growth in sales at RDI. Sensor sales increased 31.1% to $11.0 million for the nine months ended September 30, 1998, compared to the same period in 1997. Net RDI sales (gross RDI sales less inter-company sales) increased 19.1% in the nine months ended September 30, 1998 compared to the same period in 1997, as a result of the recent acquisition of AEI coupled with the strengthening of the European markets.

Gross profits in the nine months ended September 30, 1998 were $20.7 million, an increase of $1.6 million or 8.6% compared to the same period in 1997. As a percentage of net sales, gross profits for the nine months ended September 30, 1998 were 35.7% compared to 36.6% for the same period in 1997. The gross profits percentage has been impacted by pricing pressures and lower margins associated with new sensor products.

Selling, general and administrative expenses in the nine months ended September 30, 1998 were $8.7 million, an increase of $0.4 million or 5.3% compared to the nine months ended September 30, 1997. As a percentage of net sales, SG&A expenses were 14.9% for the nine months ended September 30, 1998, compared to 15.8% for the same period in 1997. The increase in R&D expense was primarily the result of higher spending on prototype tooling and materials associated with new product development efforts.

Research and development expenses in the nine months ended September 30, 1998 were $4.1 million, an increase of $0.7 million or 20.5% as compared to the nine months ended September 30, 1997. As a percentage of net sales, research and development expenses were 7.0% in 1998 compared to 6.4% for the same period of 1997.

Operating income in the nine months ended September 30, 1998 was $8.0 million an increase of $0.5 million or 6.8% as compared to the nine months ended September 30, 1997. As a percentage of net sales, operating income was 13.8% in the nine months ended September 30, 1998 as compared to 14.4% for the nine months in 1997. The decrease in operating income, as a percentage of net sales, was primarily a result of the lower gross margins.

Interest income for the nine months ended September 30, 1998 was $0.2 million compared to $0.2 million of interest expense in the nine months ended September 30, 1997. The decrease was due to the reduction of debt and increased income from cash reserves.

The provision for income tax was $2.2 million for the nine months ended September 30, 1998 compared to $2.8 million for the nine months ended September 30, 1997. The effective tax rate was 27.2% in the nine months ended September 30, 1998 compared to 38.8% in the same period of 1997. The reduction in the effective tax rate can be attributed to the benefit of the international reorganization, which took place on January 1, 1998, and resulted in certain income being taxed at lower rates.

Net income was $6.0 million in the nine months ended September 30, 1998 an increase of $1.5 million or 34.4% as compared to the nine months ended September 30, 1997. As a percentage of net sales, net income was 10.3% in the nine months ended September 30, 1998 compared to 8.5% in the nine months ended September 30, 1997.

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

Cash and cash equivalents totaled $12.4 million as of September 30, 1998 compared to $10.0 million as of December 31, 1997.

On June 26, 1998, CDI purchased all of the issued and outstanding stock of AEI for $2.6 million. CDI paid $2.1 million from existing cash on hand and delivered a promissory note totaling 3.2 million FF ($571,000 at current exchange rates), payable within a year.

RDI has various credit facilities available to them totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of September 30, 1998 and December 31, 1997 RDI had borrowings aggregating under $0.1 million and $0.3 million, respectively, under these facilities.

Fleet Bank of Maine ("Fleet Bank") and the Company are parties to a loan agreement, pursuant to which Fleet Bank has agreed to provide a $20.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 2000. The line of credit contains certain covenants. To date there have been no borrowings under this line of credit facility.

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


YEAR 2000 COMPLIANCE:

Over the next two years, most companies will face a potentially serious business problem because many software applications and business equipment developed in the past may not properly recognize calendar dates beginning in the year 2000. This problem could cause systems to become unstable, stop working altogether or provide incorrect data based upon dates.

In 1997, the Company began modifying its existing computer system programming to process transactions in the year 2000 and beyond. The Company is also surveying all significant suppliers to determine their compliance with the year 2000 issue and what impact, if any, their efforts will have on the Company's business. All material systems within the Company are expected to be compliant by June 30, 1999. Anticipated spending for this modification, expected to cost roughly $75,000, will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.


CAUTIONARY STATEMENT:

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

                           PART II OTHER INFORMATION

Item 4:    Submission of Matters to a Vote of Security Holders

            None

Item 6:    Exhibits and Reports on Form 8-K

(a) Exhibits
          10.18  Amended Employment Agreement with Michel Hauser-Kauffmann

          10.19  Termination Benefits Agreement with Jeffrey G. Wood

          10.20  Termination Benefits Agreement with Bruce D. Atkinson

          10.21 Loan Agreement dated September 22, 1998 between the Company and Fleet Bank of Maine.

          27.1 Financial Data Schedule for the nine months ended September 30, 1998 and 1997.

          27.2 Restated FDS for the three months ended March 31, 1997 and 1996.

          27.3 Restated FDS for the six months ended June 30, 1997 and 1996.

          27.4 Restated FDS for the nine months ended September 30, 1997 and 1996.

(b) Reports on Form 8-K

          None


Pursuant to the requirements to the Security Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                              Control Devices, Inc.
                              -----------------------------------
                              (Registrant)


Date: October 16, 1998        By /s/ Jeffrey G. Wood
                                ---------------------------------
                              Name:  Jeffrey G. Wood
                                     Vice President and
                                     Chief Financial Officer