Form 10-K405
period 1999-01-02
CONTROL DEVICES INC
filed 1999-02-09
CIK 928737

                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended January 2, 1999

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  ____________ to _____________

                       Commission File Number:  0-21345


                             CONTROL DEVICES, INC.
                          ---------------------------
              (Exact name of registrant as specified in charter)

          Indiana                                                01-0490335
-------------------------------                          -----------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation of organization)                              identification No.)


228 Northeast Road, Standish, Maine                                04084
-----------------------------------                      -----------------------
(Address of principal executive offices)                         (Zip code)


     The Company's telephone number, including area code:  (207) 642-4535

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
None                                   Not applicable


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Shares, no par value
                          ---------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    YES [X]   NO  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 22, 1999 was approximately $125,000,000.

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   Common Shares, no par value:
8,325,967 shares as of January 22, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the documents listed below have been incorporated by reference into the indicated part of this Form 10-K

Document Incorporated                                       Part of Form 10-K
---------------------                                       --------------------
Proxy Statement for 1999 Annual Meeting of Shareholders     Part III

                                    PART 1
                                    ------

Item 1:   Description of Business
-------   -----------------------

   General Development of Business:
   --------------------------------

   On July 29, 1994, Control Devices, Inc. ("CDI" or the "Company") acquired substantially all of the assets and certain liabilities (the ''Business'') of GTE Control Devices Incorporated and Dominican Overseas Trading Company, two subsidiaries of GTE Corporation (collectively referred to herein as ''GTE''). For periods prior to July 29, 1994, the Business is sometimes referred to herein as the "Predecessor Company." The Company is an Indiana corporation, incorporated in June 1994 to purchase the Business. Unless the context otherwise requires "CDI" and "the Company" includes Control Devices, Inc. and its subsidiaries.

   The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on October 2, 1996. On October 8, 1996, the Company closed on the sale of 3,333,332 Common Shares (giving adjustment for subsequent stock splits) in connection with its initial public offering (the "public offering") and received net proceeds of approximately $15.7 million. On October 15, 1996, the Company issued 500,000 Common Shares in connection with the exercise of the underwriter's overallotment option granted in connection with the public offering and received net proceeds of approximately $2.5 million.

   On December 15, 1997, the Company effected a 4-for-3 stock split of its Common Shares which entitled each shareholder to receive one additional share for each three outstanding Common Shares held of record as of the close of business on December 1, 1997. On June 15, 1998, the Company effected a 5-for-4 stock split of its Common Shares which entitled each shareholder to receive one additional share for each four outstanding Common Shares held of record as of the close of business on May 29, 1998. All share and per share amounts have been restated to give retroactive effect to the stock splits.

   In April 1996, the Company acquired all of the outstanding capital stock of Realisations et Diffusion pour l'Industrie ("RDI"), which is headquartered near Paris, France. RDI markets, distributes, assembles and packages a full line of circuit protection devices, including various fuses and circuit breaker components and assemblies manufactured by other companies.

   On June 26, 1998, CDI purchased Arnould Electro Industrie SA ("AEI"), which distributes electronic components to the Northern European market from its
headquarters near Paris, France.   In December 1998, AEI was merged into RDI
(herein after, RDI unless noted refers to RDI and AEI).

   The Company purchased RDI and AEI primarily to enhance its market penetration of the automotive original equipment manufacturer ("OEM") market in Europe, in part by locating itself closer to European customers. Management believes that the resulting expansion of its European presence and improvement of its European distribution network will enhance the Company's ability to distribute in Europe existing, internally developed and newly acquired products.

   The Company designs, manufactures and markets circuit breakers, electronic sensors and electronic ceramic component parts used by OEMs in the automotive, appliance and telecommunications markets. The Company has supplied circuit breakers to automotive OEMs for more than 30 years, and in 1991 expanded its offerings to the automotive market by introducing its initial sensor product, a solar sensor used for climate control systems in luxury cars. The Company's products are sold to the three major North American automotive OEMs, General Motors Corporation ("GM"), Ford Motor Company ("Ford") and Daimler-Chrysler Corp. ("Chrysler"), as well as to foreign OEMs such as Mercedes and Volkswagen. Other principal customers include Danfoss, Celwave, Bartley Machine, and Siecor.

     Narrative Description of the Business:
     --------------------------------------

Products:
---------

  Circuit Protection. The Company manufactures and markets for the automotive and appliance industries; circuit breakers which protect transformers, battery chargers, compressors and small motors from heat and current overloads. The technology utilized in such devices traces back to automatically resetting circuit breakers developed as an alternative to fuses by Sylvania in 1956. Due to the resetting feature, Sylvania's circuit breakers provided the same protection from current overloads as fuses without the need for replacement. The Company manufactures over 250 types of circuit breakers, including over 150 types of glass enclosed circuit breakers. The Company's sales of circuit breakers were $35.8 million, or 44.8% of net sales in 1998, $32.3 million, or 45.9% of net sales in 1997, and $31.7 million, or 52.3% of net sales in 1996.

  Electronic Sensors. The Company's automotive sensors use optical sensing technologies to recognize external conditions and send an electronic signal to a central processor which automatically triggers a control response, that in many cases, had required manual operation. The functions automatically controlled by the Company's sensors include climate control and headlight intensity in response to sunlight, power steering assist in response to driving conditions, wiper control in response to precipitation and defrost operation in response to window fog. The Company's rain, window fog and "next generation" solar (climate control)/twilight (headlamp control) sensors are in various stages of development. The Company's sales of sensors were $16.6 million, or 20.7% of net sales in 1998, $12.7 million, or 18.1% of net sales in 1997, and $8.8 million or 14.5% of net sales in 1996.

  Electronic Ceramics. The Company's ceramic products include PTC (Positive Temperature Coefficient) thermistors and dielectric resonators. PTC thermistors, which convert electrical current into heat, are used as component parts in supplemental automotive heating applications, room air heaters and protection devices for switching equipment critical to the operation of telephone companies' central offices (facilities that provide the local switching and distribution functions for telephone companies). Dielectric resonators are used to filter frequencies in wireless communications equipment. In addition to sales to cellular communications equipment manufacturers, the Company provides custom designed dielectric resonators to the Personal Communication Systems ("PCS") equipment manufacturers. The Company's sales of ceramics were $5.7 million, or 7.1% of net sales in 1998, $7.0 million, or 10.0% of net sales in 1997, and $4.5 million, or 7.5% of net sales in 1996.

  RDI. In addition to the Company's products, RDI distributes a number of electronic components in Europe such as capacitors, connectors, circuit protection devices produced by other manufacturers and various electronic fuses and aftermarket products. These components are supplied to the automotive, appliance, and telecommunication OEM markets and are sourced and stocked by RDI. Sales of RDI were $31.1 million in 1998, $25.3 million in 1997, and $20.6 million in 1996, which includes $9.2 million in 1998, $7.1 million in 1997, and $5.1 million in 1996 of the Company's circuit protection and electronic sensors sales discussed in the above sections. The remaining $21.9 million, or 27.4% in 1998, $18.2 million, or 26.0% in 1997 and $15.5 million, or 25.7% in 1996, includes other products distributed by RDI.

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

  The Company's twilight sensor signals the vehicle's headlight system to switch from low intensity to high in twilight conditions and was developed for use in GM's Daylight Running Lamps ("DRL") program. The Company began shipments of twilight sensors to GM in 1996, and began shipping a variation of the twilight sensor (Autolamp) to Ford in 1997. In 1998, the Company introduced and began shipments of "next generation" solar/twilight sensors which combine both functions in one package.

  The Company's rain and window fog and "next generation" steering encoder sensors are in various stages of development. The Company's rain sensor measures precipitation on the windshield and sends a signal to adjust the windshield wiper speed accordingly. The window fog sensor optically detects condensation or frost on front and/or rear windows and sends a signal to adjust the defroster before such condensation or frost is detectable by the human eye. By eliminating frost and condensation before it has a chance to accumulate, the driver's visibility remains unimpaired.

  Electronic Ceramics. The Company's ceramic heaters are used to provide supplemental heat in electric vehicles. The Company is also developing ceramic supplemental automotive heaters for use in high efficient gas and diesel vehicles as well as for instant heat applications.

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

In 1998, the Company started supplying circuit breakers to riding toy manufacturers. These breakers protect battery powered riding toys from heat and current overloads.

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

  PCS is the term used to describe the wireless telecommunications services that are offered by those companies that acquired or will acquire licenses for a radio spectrum (frequency range 1850-1990 MHz) in the FCC auctions. PCS competes directly with cellular telephone, paging and mobile radio services.

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

  In the automotive market, the Company sells its products primarily to parts suppliers, including subsidiaries of automotive manufacturers, rather than directly to the automobile manufacturer. The Company must generally market its products to both the manufacturer (to insure the design of the automobile incorporates the Company's products) and to the supplier of the particular parts in which the Company's products will be incorporated. As is typical in the automotive and appliance industries, the Company's customers buy products through the use of purchase orders rather than long-term contracts.

  One of the Company's customers, GM, accounted for approximately 16%, 14% and 12% of net sales in 1998, 1997 and 1996, respectively. These sales were primarily to two divisions of GM, Packard Electric and Delco Electronics, both of which manufacture electrical systems for automotive companies, including GM. No other customer accounted for more than 10% of sales in 1998, 1997 or 1996.

  For domestic, foreign, and export sales and activities, see Note 16 to the Company's Consolidated Financial Statements.

Research and Development

  The Company expended $5.4 million, $4.4 million, and $3.8 million on research and development in 1998, 1997, and 1996, respectively. The increase in research and development expenditures from 1996 to 1998 was a result of the Company's focus on new product development in the electronic sensor product line based on the Company's existing optical sensing technologies. In 1998, 1997, and 1996, the Company devoted 9.3%, 8.6%, and 8.7%, respectively, of net sales excluding RDI, to research and development. In 1998, 1997, and 1996, the Company devoted approximately 75% of its research and development expenditures to electronic sensors. The Company maintains a research and development staff at its Standish, Maine facility of 45 employees as of January 2, 1999, 33 of whom were devoted to new sensor product development.

   The following tables summarize the results of the Company's historical research and development activities and the focus of its current research and development activities.

YEAR OF INTRODUCTION               PRODUCT                                 APPLICATION
--------------------   -----------------------------------    -----------------------------------------
       1991            Solar Sensor                           Automatic Climate Control
       1993            Dielectric Resonator                   Wireless Telecom-Cellular
       1995            Steering Wheel Sensor                  Power Steering Assist
       1995            Dielectric Resonator                   Wireless Telecom-PCS
       1996            Twilight Sensor                        Daylight Running Lamps
       1997            Autolamp Sensor                        Headlamp On/Off
       1997            Solar Sensor for Trucks                Automatic Climate Control on Trucks
       1997            Electric Vehicle Heaters               Automobile Heaters
       1997            Mini-Footprint Circuit Breaker         Automotive Electrical Distribution Boxes
       1998            Quadrant Sensor                        Four Zone Climate Control
       1998            PSMB Circuit Breaker                   Riding Toy Applications
       1998            High-Q Dielectric                      Enhanced PCS Applications
       1998            Micro Circuit Breaker                  Thermostat Applications
       1998            Interactive Vehicle Steering Sensor    Advanced Steering/Suspension Control
       1998            Solar/Twilight Sensor                  Dual Function Climate-Headlight Control

DEVELOPMENT STAGE PRODUCTS                 APPLICATION                             STATUS
-------------------------------  --------------------------------  --------------------------------------
Rain Sensor                      Wiper Function and Speed Control  Testing with a North American OEM

Window Fog Sensor                Defrost Control                   Active 2000 program with an European
                                                                   Tier 1 Manufacturer

Tunnel Twilight                  Combines Twilight and Tunnel      Testing with European OEM's
                                 Sensors

Supplemental/Instant Heater      Automatic Heater                  Testing with North American and
                                                                   European Tier 1 Manufacturers

Patents, Licenses and Trademarks

  The Company owns 12 patents and has 6 pending. The Company does not consider any single patent to be material to its business. The Company typically requires its employees to execute appropriate non-competition and patent rights agreements. The Control Devices logo is a registered trademark of the Company as well as Maxi Breaker, MicroGuard, Auto-Clear, and SolarWatch. The Company is licensed to use technology in patents and know-how owned by Dr. Dennis J. Hegyi.

Manufacturing and Supply

  The Company manufactures and assembles its products at its plants in Standish and Caribou, Maine, and San Cristobal, Dominican Republic and has certain value added operations at its distribution subsidiary in France. The Company's subsidiary in the Dominican Republic has been audited by representatives of Daimler-Chrysler, Valeo and Packard Electric and has been certified as an
approved supplier by all three.   In addition, the Dominican Republic subsidiary
has obtained ISO (International Standards Organization) 9002 and QS-9000, and has been certified by OEM automotive companies as a sole source supplier for a number of products. The Company manufactures its products using components purchased from third parties and from parts manufactured by the Company with various raw materials.

  During and after the manufacturing process, products undergo extensive inspection and testing at all locations to ensure quality control. The Company's commitment to quality has resulted in the Company having received, in addition to previously mentioned awards, General Motors' Mark of Excellence Award (the highest attainable), Ford's Q1 quality rating, was a finalist for the 1998 PACE Award, and was a semi-finalist for the 1999 PACE Award.

  A portion of the Company's components are standard items and are available from multiple sources. The Company also sources components produced from custom tools or molds. These custom parts may be single sourced in some circumstances in order to take advantage of price and quality considerations. The Company has never had any significant supply interruptions in these components and it believes it could develop alternative sources of supply if supply interruptions were to occur.

  Backlog consists of firm orders received from customers and distributors with delivery dates requested by customers at some future date. At January 2, 1999, backlog was approximately $9.0 million equaling the amount at December 27, 1997. All backlog is expected to be filled within the next 12 months.

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

Employees

  As of January 2, 1999, the Company had 988 employees, consisting of 250 employees based in Standish, 116 employees based in Caribou, one employee based in the Company's sales office near Detroit, Michigan, 500 employees based in the Dominican Republic, and 121 employees in France. None of the Company's employees are currently represented by a union; RDI's employees enjoy the benefits of a state-mandated collective bargaining agreement (Convention Collective de la Metallurgie ) which applies to numerous French companies whose
business relates to metal products, including RDI.   The Company believes its
relations with employees are good.

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

  Pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE has retained liability and agreed to indemnify the Company for any and all liabilities arising under CERCLA and other environmental requirements related to contamination and cleanup of the Standish facility, treatment, storage and disposal of hazardous materials transported offsite and remediation required by the State of Maine Department of Environmental Protection ("MEDEP") or U.S. Environmental Protection Agency ("EPA") not known to exist or occur prior to July 29, 1994. GTE's remaining indemnification for these various unknown liabilities expires on July 29, 1999. GTE has also retained liability for claims relating to soil and groundwater contamination from the surface impoundment and the out-of-service leachfield at the Company's Standish, Maine facility known to exist prior to the acquisition. Such contamination is currently being remediated at GTE's sole expense. GTE's obligation to remediate such contamination and its indemnification for any claims relating to, which will expire several years after the MEDEP and EPA conclude remediation has been completed.

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

Item 2.   Properties
-------   ----------

  The Company's facilities are kept in good condition and the capacity of such facilities is adequate for the Company's needs. The following table sets forth certain information, as of January 2, 1999, relating to the Company's facilities:


                                                                          APPROXIMATE          OWNED/
        LOCATION                      PRINCIPAL ACTIVITIES                SQUARE FEET          LEASED
-------------------------  -------------------------------------------  ---------------  --------------------
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

Caribou, Maine             Manufacture of Circuit Breakers                    33,000        Leased (Yearly
                                                                                               renewal)

San Cristobal,             Manufacture of Circuit Breakers,                   26,000        Leased (Expires
Dominican Republic         Electronic Sensors                                               December 2002)

Southfield, Michigan       Sales Office                                        1,200        Leased (Expires
                                                                                             December 2001)

Villepinte, France         RDI Headquarters, European Warehouse,              27,500           Owned
                           Manufacturing and Distribution.
                                                                              15,000        Leased (Expires
                                                                                             November 2004)

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

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of the fiscal year ended January 2, 1999.

                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

(a)   Market Information:
      -------------------

      The Common Shares of the Company commenced trading on the NASDAQ National Market under the symbol "SNSR" on October 2, 1996. Prior to October 2, 1996 there was no established trading market for the Company's shares. The following table sets forth quarterly market price and dividend information per share for the Company's Common Shares, since trading commenced.

                         Calendar Year 1998 (2)            Calendar Year 1997 (1)(2)           Calendar Year 1996 (1)(2)
                    ---------------------------------   ---------------------------------  ----------------------------------
                                          Dividends                           Dividends                           Dividends
                       High       Low     Declared        High       Low      Declared        High       Low      Declared
                       ----       ---     --------        ----       ---      --------        ----       ---      --------
First Quarter         $14.40     $10.10  $      -        $9.40      $6.90      $    -          $ -       $ -        $    -
Second Quarter        $15.00     $11.80       0.02        7.90       6.90           -            -         -             -
Third Quarter         $14.44     $11.63       0.02        9.45       7.65           -            -         -             -
Fourth Quarter        $16.00      $8.75       0.02       13.80       9.95           -         7.80      5.40             -

(1) Retroactively adjusted to reflect the 4 for 3 stock split effective December 15, 1997
(2) Retroactively adjusted to reflect the 5 for 4 stock split effective
    June 15, 1998


(b)   Holders:
      --------

      As of January 7, 1999, there were approximately 90 record holders of the Company's Common Shares, including several holders who are nominees for an undetermined number of beneficial owners.


(c)   Dividends:
      ----------

      The Company commenced paying cash dividends on its Common Shares in 1998. The Company intends to continue to pay quarterly cash dividends on its Common Shares, but the payment of dividends and the amount and timing of such dividends will be at the discretion of the Company's Board of Directors. It is reviewed quarterly, and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions.

Item 6.   Selected Financial Data
-------   -----------------------

     The following is a table of selected financial data for the five fiscal years ended January 2, 1999. This data should be read in conjunction with the Company's Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included herein.

                                                            CONTROL DEVICES, INC.                               PREDECESSOR
                                -----------------------------------------------------------------------------   -----------
                                                                                                                 COMPANY(2)
                                                                                                                -----------
                                                                                                     FIVE         SEVEN
                                                                                   PRO FORMA(1)     MONTHS        MONTHS
                             YEAR ENDED   YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED       ENDED        ENDED
                             JANUARY 2,  DECEMBER 27,  DECEMBER 28,  DECEMBER 29,  DECEMBER 30,  DECEMBER 30,    JULY 29,
                               1999(3)       1997        1996(3)         1995          1994          1994          1994
                             ---------   ------------  ------------  ------------  ------------  ------------  -----------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales                    $ 79,979    $  70,204     $  60,495     $   38,881    $   43,842     $  18,847       $  24,995
Cost of sales                  52,080       45,279        38,929         25,721        29,835        12,159          17,676
                             --------    ---------     ---------     ----------    ----------     ---------       ---------
   Gross profit                27,899       24,925        21,566         13,160        14,007         6,688           7,319
Operating expenses:
Selling, general and           12,077       10,755         9,209          3,504         4,304         2,413           1,896
   administrative
Research and development        5,377        4,421         3,847          2,740         2,650         1,052           1,598
                             --------    ---------     ---------     ----------    ----------     ---------       ---------

Operating income               10,445        9,749         8,510          6,916         7,053         3,223           3,825
Interest expense (income)        (297)         170         1,562          1,380         1,581           657              --
                             --------    ---------     ---------     ----------    ----------     ---------       ---------

Income before income taxes     10,742        9,579         6,948          5,536         5,472         2,566           3,825

Income tax provision (4)        2,878        3,676         2,673          2,078         2,153           990           1,530
                             --------    ---------     ---------     ----------    ----------     ---------       ---------
Net income                   $  7,864    $   5,903     $   4,275     $    3,458    $    3,319     $   1,576       $   2,295
                             ========    =========     =========     ==========    ==========     =========       =========

Net income applicable
 to common shareholders(5)   $  7,864    $   5,903     $   4,066     $    3,194    $    3,055     $   1,466              --
                             ========    =========     =========     ==========    ==========     =========

Net income per share:(5)(6)
      Basic                  $   0.95    $    0.71     $    0.77     $     0.75    $     0.71     $    0.34              --
      Diluted                $   0.90    $    0.69     $    0.77     $     0.75    $     0.71     $    0.34              --

Weighted average
common shares and equivalents
outstanding:(5)(6)
      Basic                     8,298        8,274         5,252          4,273         4,273         4,273              --
      Diluted                   8,778        8,524         5,271          4,273         4,273         4,273              --

                                                         CONTROL DEVICES, INC.
                                 --------------------------------------------------------------------------
                             JANUARY 2,       DECEMBER 27,       DECEMBER 28,        DECEMBER 29,       DECEMBER 30,
                               1999              1997               1996               1995                1994
                               ----              ----               ----               ----                ----
BALANCE SHEET DATA:
Working capital              $ 22,563         $ 15,025           $ 10,761            $ 13,662           $  9,255
Total assets                   60,893           51,049             44,243              30,141             26,051
Long-term debt, net of            152              640              1,320              15,853             16,320
current maturities
Redeemable preferred               --               --                 --               2,400              2,400
shares
Shareholders' equity           41,948           34,089             28,329               5,505              2,311

(1) Pro forma year ended December 30, 1994 amounts were prepared as if the acquisition of the acquired Business and the initial capitalization of the Company had occurred on January 1, 1994. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their fair market values at the acquisition date, increased interest on acquisition debt, additional preferred share dividends, elimination of allocated employee benefit and administrative expenses, additional professional fees and the related income tax effect. The unaudited pro forma consolidated financial data does not purport to represent what the results of operations of the Company would actually have been if the acquisition and initial capitalization had in fact occurred on January 1, 1994 or to project the results of operations of the Company for any future date or period.
(2) On July 29, 1994, the Company purchased the Business. The data prior to July 29, 1994 represents the financial information of the Predecessor Company and has been prepared by the Company as if the Business was operated as a separate entity for the periods presented. The Predecessor Company financial statements do not include an allocation of GTE's assets and liabilities not specifically identifiable to the Business, including cash and intercompany debt.
(3) The Selected Financial Data presented for the year ended December 28, 1996 includes RDI's results of operations from April 1, 1996, the date of acquisition. The Selected Financial Data presented for the year ended January 2, 1999 includes AEI's results of operations from June 26, 1998, the date of acquisition.
(4) For purposes of computing income tax provision, an effective tax rate of 40% was used for the Predecessor Company results of operations because no income taxes were allocated to the Predecessor Company.
(5) Net income per share, net income applicable to common shareholders and weighted average number of Common Shares and equivalents outstanding are not presented for periods prior to and including July 29, 1994 as the Business was not operated as an independent entity during such periods.
(6) On December 15, 1997, the Company effected a 4-for-3 stock split of its Common Shares which entitled each shareholder to receive one additional share for each three outstanding Common Shares held of record as of the close of business on December 1, 1997. On June 15, 1998, the Company effected a 5-for-4 stock split of its Common Shares which entitled each shareholder to receive one additional share for each four outstanding Common Shares held of record as of the close of business on May 29, 1998. As of January 2, 1999, the Company had 8,322,857, no par value, Common Shares outstanding. All share and per share amounts in the accompanying financial statements have been restated to give retroactive effect to the stock splits.


Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

INTRODUCTION

     The Company purchased the Business from GTE on July 29, 1994 for a total purchase price of $17.9 million plus the assumption of certain liabilities. The Company had no operations prior to that date. In April 1996, the Company acquired all of the issued and outstanding capital stock of RDI for a total purchase price of $9.0 million. On June 26, 1998, CDI purchased all of the issued and outstanding stock of AEI for $2.6 million.

     In October 1996, the Company closed on the sale of 3,833,332 Common Shares in connection with its initial public offering and received net proceeds of approximately $18.2 million, which were used generally to repay debt and redeem preferred shares.

     Since the acquisition of the Business in July 1994, the Company's primary financial strategy has been to achieve profitable year to year growth through new product development and acquisitions. The Company has focused its new product development efforts in the sensor product line. The Company has increased its research and development expenditures, which were primarily devoted to its sensor products, from $2.7 million in 1994 to $5.4 million in 1998. During the same period, the Company's sales of sensors have grown from $4.2 million in 1994 to $16.6 million in 1998.

     In addition, the Company's financial strategy contemplates making acquisitions which complement the Company's existing businesses. The Company's acquisitions of RDI in April 1996 and of AEI in June 1998, have enhanced the Company's market penetration of the automotive OEM market in Europe. RDI, which is a European-based distributor of products of the Company and other manufacturers, historically, due to the nature of the distribution business, has had lower operating margins as a result of higher selling, general and administrative expenses ( measured as a percentage of net sales ) than the Company. Although the Company's operating income has increased as a result of these acquisitions, when expressed as a percentage of sales, the Company's operating income has decreased due to the lower margins associated with distribution businesses generally.

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

         On January 1, 1999, eleven of the fifteen member countries of the European Union established a fixed conversion rate between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro began trading on world currency exchanges and may be used in business transactions. On January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be completely withdrawn from circulation by June 30 of that year. RDI's management has been actively assessing its computer systems and overall fiscal and operational activities to ensure Euro readiness. RDI has started adapting its computers, financial and operating systems and equipment to accommodate Euro-denominated transactions. RDI's management is also reviewing marketing and operational policies and procedures to ensure its ability to continue to successfully conduct all aspects of RDI's business in this new, price transparent market. The Company's management believes that the Euro conversion will not have a material adverse impact on its financial condition or results of operations.

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


                                                                        CONTROL DEVICES, INC.
                                                          ----------------------------------------------------
                                                            YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                            JANUARY 2,        DECEMBER 27,       DECEMBER 28,
                                                               1999               1997                1996
                                                              ------             ------              ------
Net sales                                                     100.0%              100.0%              100.0%
Gross profit                                                   34.9                35.5                35.7
Selling, general and administrative expenses                   15.1                15.3                15.2
Research and development                                        6.7                 6.3                 6.4
Operating income                                               13.1                13.9                14.1
Net income                                                      9.8                 8.4                 7.1

YEAR ENDED JANUARY 2, 1999 ("FISCAL 1998")
      COMPARED TO
YEAR ENDED DECEMBER 27, 1997 ("FISCAL 1997")

     Net sales were $80.0 million in fiscal 1998, an increase of $9.8 million, or 13.9%, as compared to fiscal 1997. Net sales increased primarily as a result of the growth in the automotive sensor product area and growth in sales at RDI. Sensor sales increased 30.2% to $16.6 million in fiscal 1998, as a result of increased shipments of recently developed products. RDI distribution sales increased 20.1% to $21.9 million in fiscal 1998, as a result of the recent acquisition of AEI coupled with the strengthening of the European markets.

     Gross profits in fiscal 1998 were $27.9 million, an increase of $3.0 million, or 11.9%, as compared to fiscal 1997. As a percentage of net sales, gross profits in fiscal 1998 were 34.9% as compared to 35.5% in fiscal 1997. The decrease in gross profit, as a percent of net sales, was a result of pricing pressures and lower margins associated with new sensor products.

     Selling, general and administrative expenses in fiscal 1998 were $12.1 million, an increase of $1.3 million, or 12.3%, as compared to fiscal 1997. As a percentage of net sales, selling, general and administrative expenses were 15.1% in fiscal 1998 as compared to 15.3% in fiscal 1997.

     Research and development expenses in fiscal 1998 were $5.4 million, an increase of $1.0 million, or 21.6%, as compared to fiscal 1997. As a percentage of net sales, research and development expenses were 6.7% in fiscal 1998 as compared to 6.3% in fiscal 1997. The increase in R&D expense was primarily the result of higher spending on prototype tooling and materials associated with new product development efforts.

     Operating income in fiscal 1998 was $10.4 million, an increase of $0.7 million, or 7.1%, as compared to fiscal 1997. As a percentage of net sales, operating income was 13.1% in fiscal 1998 as compared to 13.9% in fiscal 1997. The decrease in operating income, as a percentage of net sales, was primarily a result of lower gross margins and increased R&D expenditures.

     Interest income was $0.3 million in fiscal 1998, compared to $0.2 million of interest expense in fiscal 1997. The increase was due to the reduction of debt and increased income from cash reserves.

     The provision for income tax was $2.9 million in fiscal 1998, as compared to $3.7 million in fiscal 1997. The effective tax rate was 26.8% in fiscal 1998 as compared to a rate of 38.4% in fiscal 1997. The reduction in the effective tax rate can be attributed to the benefit of the international reorganization, which took place on January 1, 1998, and resulted in certain foreign based income being taxed at lower rates.

     Net income was $7.9 million in fiscal 1998, an increase of 33.2%, as compared to $5.9 million in fiscal 1997. As a percentage of net sales, net income was 9.8% in fiscal 1998 as compared to 8.4% in fiscal 1997.


YEAR ENDED DECEMBER 27, 1997 ("FISCAL 1997")
      COMPARED TO
YEAR ENDED DECEMBER 28, 1996 ("FISCAL 1996")

     Net sales were $70.2 million in fiscal 1997, an increase of $9.7 million, or 16.0%, as compared to fiscal 1996. Net sales increased primarily as a result of the April 1, 1996 acquisition of RDI combined with growth in sensors and ceramics. Sensor sales increased 45.3% to $12.7 million in fiscal 1997, as a result of increased twilight and steering sensor shipments. Ceramic sales increased 54.4% to $7.0 million in fiscal 1997, primarily due to increased PCS related orders.

     Gross profit in fiscal 1997 was $24.9 million, an increase of $3.4 million, or 15.6%, as compared to fiscal 1996. As a percentage of net sales, gross profit in fiscal 1997 was 35.5% as compared to 35.7% in fiscal 1996. The decrease in gross profit, as a percent of net sales, was a result of the additional expense relating to the introduction of new sensor products.

     Selling, general and administrative expenses in fiscal 1997 were $10.8 million, an increase of $1.5 million, or 16.8%, as compared to fiscal 1996. The increase was primarily a result of the April 1, 1996 acquisition of RDI. As a distributor, RDI incurs selling, general and administrative expenses higher, as a percentage of net sales, than the Company. As a percentage of net sales, selling, general and administrative expenses were 15.3% in fiscal 1997 as compared to 15.2% in fiscal 1996.

     Research and development expenses in fiscal 1997 were $4.4 million, an increase of $0.6 million, or 14.9%, as compared to fiscal 1996. As a percentage of net sales, research and development expenses were 6.3% in fiscal 1997 as compared to 6.4% in fiscal 1996.

     Operating income in fiscal 1997 was $9.7 million, an increase of $1.2 million, or 14.6%, as compared to fiscal 1996. As a percentage of net sales, operating income was 13.9% in fiscal 1997 as compared to 14.1% in fiscal 1996. The increase in operating income was a result of higher sales volume, partially offset by increased selling, general and administrative, and research and development expenses.

     Interest expense was $0.2 million in fiscal 1997, a decrease of $1.4 million as compared to fiscal 1996. The decrease was due to the reduction of debt as a result of the initial public offering.

     The provision for income tax was $3.7 million in fiscal 1997, as compared to $2.7 million in fiscal 1996. The effective tax rate was 38.4% in fiscal 1997 as compared to a rate of 38.5% in fiscal 1996.

     Net income was $5.9 million in fiscal 1997, an increase of 38.1%, as compared to $4.3 million in fiscal 1996. The increase in net income was primarily a result of the improvement in operating income due to higher volume and the reduction of interest expenses. As a percentage of net sales, net income was 8.4% in fiscal 1997 as compared to 7.1% in fiscal 1996.


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

     Cash, cash equivalents and marketable securities totaled $15.8 million as of January 2, 1999 compared to $10.0 million as of December 27, 1997.

     On June 26, 1998, CDI purchased all of the issued and outstanding stock of AEI for $2.6 million.

     RDI has various credit facilities available to them totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of January 2, 1999, RDI had no borrowings under these facilities, and as of December 27, 1997, RDI had borrowings of $0.3 million, under these facilities.

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

The Company believes its current cash, cash equivalents and marketable securities, together with existing credit facilities and cash flows from operations, will be sufficient to meet the Company's cash requirements for at least the next twelve months.


YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") issue relates to the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. Many computer systems and software products may not be able to interpret dates after December 31, 1999 because such systems and products allow only two digits to indicate the year in a date. As a result, these systems and products are unable to distinguish January 1, 2000 from January 1,1900, which could have adverse consequences on the operations of an entity and the integrity of information processing.

The Company's management has recognized the need to address the Year 2000 issue within its internal operational systems as well as with suppliers and other third parties. As with many other companies, a significant number of the Company's information systems have required and will require modification to render these systems Y2K compliant. The Company recognizes that failure by the Company to timely resolve internal Y2K issues could result in an inability of the Company to ship products, to receive raw materials, to pay for materials received (which could delay delivery of undelivered materials), and to otherwise process its daily business for an indeterminate period of time, each of which could materially and adversely affect the Company's financial condition and results of operations. However, the Company's management presently believes these scenarios are unlikely based on the progress the Company has made in its Y2K compliance process.

In 1997, the Company began to inventory, remediate, and test its computer systems to assure proper operation in the year 2000 and beyond. The Company is also surveying all suppliers to determine their compliance with the Y2K issue and what impact, if any, their efforts will have on the Company's business. Y2K compliance progress and status is reviewed by the Company's Board of Directors on a quarterly basis.

Currently, the Company has completed the remediation and testing of 90% of the identified issues. All material systems within the Company are expected to be compliant and tested by June 30, 1999. Anticipated spending for this modification, expected to cost approximately $100,000, will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

However, if the Company and third parties, upon which it relies, are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.


CAUTIONARY STATEMENT

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

Item 8.   Financial  Statements and Supplemental Data
-------   -------------------------------------------

                             CONTROL DEVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                     Page(s)
                                                                                     -------
Report of Independent Public Accountants                                                F-2

Consolidated Balance Sheets as of January 2, 1999 and December 27, 1997                 F-3

Consolidated Statements of Income for the Years Ended January 2, 1999,
   December 27, 1997, and December 28, 1996
                                                                                        F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
   January 2, 1999, December 27, 1997, and December 28, 1996                            F-5

Consolidated Statements of Cash Flows for the Years Ended January 2, 1999,
   December 27, 1997, and December 28, 1996                                          F-6 to F-7

Notes to Consolidated Financial Statements                                           F-8 to F-27

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the shareholders of Control Devices, Inc.:


We have audited the accompanying consolidated balance sheets of Control Devices, Inc. (an Indiana corporation) and subsidiaries as of January 2, 1999 and December 27, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Control Devices, Inc. and subsidiaries as of January 2, 1999 and December 27, 1997, and the results of their operations and cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.




                                             ARTHUR ANDERSEN LLP



Stamford, Connecticut,
January 22, 1999

                             CONTROL DEVICES, INC.
                             ---------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     (In thousands, except share amounts)

                                                                                January 2,     December 27,
                                                                                   1999            1997
                                                                                ----------     ------------
                                       ASSETS
                                       ------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   10,183       $    5,016
  Marketable securities                                                              5,642            4,980
  Receivables, less allowance for doubtful accounts of $513 and $468,
     respectively                                                                   12,844           11,311
  Inventories                                                                        8,712            6,414
  Other current assets                                                               1,529            1,595
                                                                                ----------       ----------
     Total current assets                                                           38,910           29,316

PROPERTY, PLANT AND EQUIPMENT, net                                                  13,172           14,262
GOODWILL, net                                                                        8,811            7,471
                                                                                ----------       ----------
                                                                                $   60,893       $   51,049
                                                                                ==========       ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                             $      141       $      612
  Short-term debt                                                                        -              320
  Accounts payable                                                                   6,754            5,706
  Accrued employee benefits                                                          4,795            4,250
  Accrued expenses                                                                   4,657            3,403
                                                                                ----------       ----------
     Total current liabilities                                                      16,347           14,291

LONG-TERM DEBT                                                                         152              640

OTHER LIABILITIES                                                                    2,446            2,029

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
  Common Shares, no par value; 16,000,000 authorized; 8,322,857 and 8,284,451 in 1998 and 1997, respectively, issued and
     outstanding                                                                    20,302           20,014
  Accumulated other comprehensive income (loss)                                       (349)            (554)
  Retained earnings                                                                 21,995           14,629
                                                                                ----------       ----------
     Total shareholders' equity                                                     41,948           34,089
                                                                                ----------       ----------
                                                                                $   60,893       $   51,049
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

                             CONTROL DEVICES, INC.
                             ---------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                   (In thousands, except per share amounts)

                                                            Year Ended      Year Ended       Year Ended
                                                            January 2,     December 27,     December 28,
                                                               1999            1997            1996
                                                            ----------     ------------     ------------
Net sales                                                   $   79,979       $   70,204       $   60,495

Cost of sales                                                   52,080           45,279           38,929
                                                            ----------       ----------       ----------

     Gross profit                                               27,899           24,925           21,566

Selling, general and administrative expenses                    12,077           10,755            9,209
Research and development                                         5,377            4,421            3,847
                                                            ----------       ----------       ----------
                                                                17,454           15,176           13,056

                                                            ----------       ----------       ----------
     Operating income                                           10,445            9,749            8,510

Interest expense (income)                                         (297)             170            1,562
                                                            ----------       ----------       ----------

     Income before income taxes                                 10,742            9,579            6,948

Income tax provision                                             2,878            3,676            2,673
                                                            ----------       ----------       ----------

     Net income                                                  7,864            5,903            4,275

Preferred share dividends                                            -                -              209

                                                            ----------       ----------       ----------
     Net income applicable to common shareholders           $    7,864       $    5,903       $    4,066
                                                            ==========       ==========       ==========

Earnings per share:
     Basic                                                  $     0.95       $     0.71       $     0.77
     Diluted                                                $     0.90       $     0.69       $     0.77

Weighted average number of common shares and
  equivalents outstanding
     Basic                                                       8,298            8,274            5,252
     Diluted                                                     8,778            8,524            5,271

  The accompanying notes are an integral part of these financial statements.

                             CONTROL DEVICES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                                  Accumulated
                                             Class A    Class B                      other
                                 Common       Common     Common                  comprehensive      Retained
                                 Shares      Shares      Shares     Warrants         income         Earnings       Total
                               ------------ ---------- ----------- ----------- ------------------- ------------ ------------
Balance at December 29, 1995   $         -  $     520  $      145  $      180  $              -    $     4,660  $     5,505

Conversion of RDI Convertible
   Note                                892          -           -           -                 -              -          892

Conversion of Class A and
   Class B Common Shares
   into Common Shares                  665       (520)       (145)          -                  -             -            -

Exercise of outstanding
   warrants                            186          -           -        (180)                 -             -            6

Issuance of Common Shares,
    net of offering expenses        18,174          -           -           -                   -            -       18,174

Comprehensive income:
--------------------

Net income                               -          -           -           -                   -        4,275        4,275

Foreign currency translation
   adjustment                            -          -           -           -               (314)            -         (314)
                               ------------ ---------- ----------- ----------- ------------------- ------------ ------------
 Comprehensive income          $         -  $       -  $        -  $        -  $            (314)  $     4,275  $     3,961

Preferred share dividends                -          -           -           -                  -          (209)        (209)
                               ------------ ---------- ----------- ----------- ------------------- ------------ ------------
 Balance at December 28, 1996  $    19,917  $       -  $        -  $        -  $            (314)  $     8,726  $    28,329
                               ------------ ---------- ----------- ----------- ------------------- ------------ ------------
Issuance of Common Shares               97          -           -           -                  -             -           97

Comprehensive income:
--------------------

Net income                               -          -           -           -                  -         5,903        5,903

Foreign currency translation
   adjustment                            -          -           -           -               (240)            -         (240)
                               ------------ ---------- ----------- ----------- ------------------- ------------ ------------
 Comprehensive income          $         -  $       -  $        -  $        -  $            (240)  $     5,903  $     5,663

                               ------------ ---------- ----------- ----------- ------------------- ------------ ------------
 Balance at December 27, 1997     $ 20,014  $       -  $        -  $        -  $            (554)  $    14,629  $    34,089
                               ------------ ---------- ----------- ----------- ------------------- ------------ ------------
Issuance of Common Shares              288          -           -           -                  -             -          288

Payment of dividends                     -          -           -           -                  -          (498)        (498)

Comprehensive income:
--------------------

Net income                               -          -           -           -                  -         7,864        7,864

Foreign currency translation
   adjustment                            -          -           -           -                 205            -          205
                               ------------ ---------- ----------- ----------- ------------------- ------------ ------------
 Comprehensive income          $         -  $       -  $        -  $        -  $              205  $     7,864  $     8,069
                               ------------ ---------- ----------- ----------- ------------------- ------------ ------------
Balance at January 2, 1999     $    20,302  $       -  $        -  $        -  $             (349) $    21,995  $    41,948
                               ============ ========== =========== =========== =================== ============ ============

                             CONTROL DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                                    Year Ended        Year Ended       Year Ended
                                                                    January 2,       December 27,     December 28,
                                                                       1999              1997             1996
                                                                  ----------------  ---------------  ----------------
CASH FLOWS FROM OPERATIONS:
 Net income                                                         $       7,864     $      5,903     $       4,275
 Adjustments to reconcile net income to cash provided by
    operations:
      Depreciation and amortization                                         2,943            2,405             2,119
      Deferred income taxes                                                   242             (178)              708
      Amortization of debt discount                                             -                -               147
      Changes in assets and liabilities:
      (Increase) decrease in receivables                                      204           (2,455)             (606)
      (Increase) decrease in inventories                                  (1,361)             (812)              479
      (Increase) decrease in other current assets                             456             (149)              237
      Increase (decrease) in accounts payable                                 162            1,510              (881)
      Increase (decrease) in accrued employee benefits                      (524)             (290)              670
      Increase (decrease) in accrued expenses                                 691            1,818              (564)
      Increase  (decrease) in other long-term liabilities                     112              (38)              (29)
                                                                  ----------------  ---------------  ----------------
                   Cash provided by operations                             10,789            7,714             6,555
                                                                  ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of AEI in 1998 and RDI in 1996 (including
       transaction fees and expenses), net of cash acquired                (2,042)               -            (7,156)
 Investment in marketable securities, net                                    (662)          (4,980)                -
 Capital expenditures                                                      (1,436)          (3,266)           (2,031)
                                                                  ----------------  ---------------  ----------------
                   Cash used in investing activities                       (4,140)          (8,246)           (9,187)
                                                                  ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of debt                                                           (973)            (670)          (16,909)
 Repayment of preferred shares                                                  -                -            (2,400)
 Payment of dividends                                                        (498)               -              (583)
 Net change in short-term debt                                               (321)            (104)              126
 Proceeds from issuance of Common Shares and exercise
      of warrants, net                                                        288               97            18,180
                                                                  ----------------  ---------------  ----------------
                   Cash used in financing activities                       (1,504)            (677)           (1,586)
                                                                  ----------------  ---------------  ----------------

EFFECT OF EXCHANGE RATES ON CASH                                               22              (13)               (3)
                                                                  ----------------  ---------------  ----------------

 Increase (decrease) in cash and cash equivalents                           5,167           (1,222)           (4,221)

CASH AND CASH EQUIVALENTS, beginning of period                              5,016            6,238            10,459
                                                                  ----------------  ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of period                            $      10,183     $      5,016     $       6,238
                                                                  ================  ===============  ================

     SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                   Year Ended         Year Ended         Year Ended
                                                                   January 2,        December 27,       December 28,
                                                                     1999                1997               1996
                                                                     -----               ----               ----
Cash paid for interest                                              $   238             $   272            $  2,180
Cash paid for income taxes                                            1,370               2,889               2,009

     SUPPLEMENTAL DISCLOSURE OF FINANCING AND INVESTING ACTIVITIES:

     In April 1996, the Company purchased all of the outstanding stock of RDI for $9.0 million. CDI paid $7.0 million in cash plus transaction fees of $0.3 million from existing cash on hand, and delivered debt of $2.0 million. See Note 4 to the consolidated financial statements.

     In June 1998, the Company purchased all of the issued and outstanding stock of AEI for $2.6 million. See Note 5 to the consolidated financial statements.

     In October 1996, in connection with the initial public offering, the Company converted the RDI Convertible Notes as described in Note 3 to the consolidated financial statements into 165,257 Common Shares.

     On December 15, 1997, the Company effected a 4-for-3 stock split of its Common Shares which entitled each shareholder to receive one additional share for each three outstanding Common Shares held of record as of the close of business on December 1, 1997. On June 15, 1998, the Company effected a 5-for-4 stock split of its Common Shares which entitled each shareholder to receive one additional share for each four outstanding Common Shares held of record as of the close of business on May 29, 1998. All share and per share amounts in the accompanying financial statements have been restated to give retroactive effect to the stock splits.

     In 1998, the Company commenced payment of quarterly dividends on its outstanding Common Shares equal to $0.02 per share, payments were made on June 15, 1998, September 11, 1998, and December 18, 1998.



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

     On June 26, 1998, CDI purchased Arnould Electro Industrie SA ("AEI"), which distributes electronic components to the Northern European market from its headquarters near Paris, France. In December 1998, AEI was merged into RDI (herein after, RDI unless noted refers to RDI and AEI). The accompanying financial statements include the results of CDI, RDI and AEI from the date of acquisition.

     The "Company" refers to CDI, RDI, AEI and CDI's other consolidated subsidiaries.


(2)  SUMMARY OF ACCOUNTING POLICIES:
     -------------------------------

     Principles of consolidation-
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     Fiscal year-
     -----------

     The Company's fiscal year is the 52- or 53-week period ending the Saturday nearest to December 31. Fiscal 1998 was the 53 week period ending on January 2, 1999. Fiscal 1997 and 1996 were the 52 week periods ending on December 27, 1997 and December 28, 1996, respectively.

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

     --------------------------------------------

     Cash and cash equivalents-
     -------------------------

     Cash and cash equivalents include short-term investments with original maturities of three months or less.

     Marketable securities-
     ---------------------

     The Company's investments in marketable debt securities are diversified among high-credit quality securities in accordance with the Company's investment policy. Such investments are carried at cost which approximates market value. There were no material unrealized gains or losses as of January 2, 1999 or December 27, 1997. The following is a summary of the investments in marketable debt securities which are classified as available for sale and are included in current assets (in thousands):

                                                              January 2,           December 27,
                                                                 1999                  1997
                                                           -----------------     -----------------
     U.S. Treasury securities and obligations
       of U.S. government agencies                            $       2,742         $       2,467
     Certificates of deposit                                            884                 1,436
     Corporate debt securities                                        2,016                 1,077
                                                           =================     =================
                                                              $       5,642         $       4,980
                                                           =================     =================

     Trade receivables-
     -----------------

     RDI's practice is to sell part of its trade receivables to finance its business. At January 2, 1999 and December 27, 1997, such sales with recourse amounted to $2,742,000 and $2,595,000, respectively, which have been deducted from trade receivables. Based on historical collectibility of trade receivables, RDI's obligations under the recourse provisions are not material.

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

     --------------------------------------------

     Goodwill-
     --------

     As part of the acquisitions of RDI and AEI, goodwill was recorded which represented the difference between the purchase price and the fair value of the identifiable underlying net assets acquired and is carried as an asset, less accumulated amortization which is calculated on a straight-line basis over the estimated useful life of 40 years. The Company periodically evaluates the periods over which intangible assets are amortized to determine whether events have occurred which would require modification to the amortization period. The Company reviews anticipated future operating results and cash flows on an undiscounted basis in determining whether there has been an impairment in the value of the excess of purchase price over net assets acquired. An impairment loss would be measured as the amount by which the carrying amount of the impaired asset exceeds the fair value of the asset. That fair value would then become the asset's new cost basis. Based upon its most recent analysis, the Company believes that no material impairment exists at January 2, 1999. Amortization charged to operations amounted to approximately $210,000, $192,000, and $145,000, for the years ended January 2, 1999, December 27, 1997 and December 28, 1996, respectively.

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

     Comprehensive income-
     --------------------

     In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year consolidated financial statements have been reclassified to conform to the SFAS 130 requirements.


     Earnings per share-
     ------------------

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), and the Company's reported earnings per share for the year ended December 28, 1996 was restated. The effect of this accounting change on previously reported earnings per share data was to increase fiscal 1996 earnings per share by less than $0.01 from amounts previously reported.

     --------------------------------------------

     Fair value of financial instruments-
     -----------------------------------

     The fair values of financial instruments closely approximate their carrying values. The Company has no involvement with derivative financial instruments.


     Stock Split-
     ------------

     On December 15, 1997, the Company effected a 4-for-3 stock split of its Common Shares which entitled each shareholder to receive one additional share for each three outstanding Common Shares held of record as of the close of business on December 1, 1997. On June 15, 1998, the Company effected a 5-for-4 stock split of its Common Shares which entitled each shareholder to receive one additional share for each four outstanding Common Shares held of record as of the close of business on May 29, 1998. All share and per share amounts in the accompanying fiscal 1998, 1997, and 1996 financial statements have been restated to give retroactive effect to the stock splits.

     Reclassifications-
     ------------------

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.


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

     The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission, which was declared effective on October 2, 1996. On October 8, 1996, the Company closed on the sale of 3,333,332 Common Shares in connection with its initial public offering (the "public offering") and received net proceeds of approximately $15.7 million. On October 15, 1996, the Company issued 500,000 Common Shares in connection with the exercise of the underwriters' overallotment option granted in connection with the public offering and received net proceeds of approximately $2.5 million.

     The following transactions occurred substantially simultaneously with the close of the public offering:

         a. the exercise of the outstanding warrants to purchase 940,166 Class B Series 1 Common Shares at less than $0.01 per share;

         b. the conversion of all 1,666,660 Class B Series 1 Common Shares outstanding after the exercise of the warrants into a like number of Class A Common Shares;

         c. the reclassification of the Class A Common Shares into Common Shares and the elimination of the designations of Class A Common Shares and Class B Common Shares;

         d. the conversion of the RDI Convertible Notes into 165,257 Common Shares; and

     ------------------------------------------------------

          e. the repayment of debt and Redeemable Preferred Shares with the net proceeds from the public offering.

     The supplemental net income per share would have been $0.64 for the year ended December 28, 1996, assuming the conversion of the RDI Convertible Notes, the issuance of 3,577,480 Common Shares (without deducting underwriters' discount or offering expenses) at the public offering price of $5.40 per share and the application of proceeds thereof to retire the Company's Senior Notes plus accrued interest and the Redeemable Preferred Shares plus accrued dividends, as of the beginning of each respective period. The supplemental net income per share does not include the results of operations for RDI prior to April 1, 1996.


(4)  ACQUISITION OF RDI:
     -------------------

     On April 1, 1996, CDI purchased all of the issued and outstanding stock of RDI for $9.0 million. CDI paid $7.0 million in cash plus transaction fees of approximately $0.3 million from existing cash on hand, delivered Subordinated Promissory Notes ("RDI Notes") totaling $1.1 million and delivered Automatically Converting Subordinated Promissory Notes ("RDI Convertible Notes") totaling $0.9 million. The Company's Consolidated Statement of Income for the year ended December 28, 1996 includes the results of operations of RDI from the date of acquisition.

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
                                                                =========

     The unaudited pro forma results of operations for the year ended December 28, 1996, had the acquisition of RDI occurred at January 1, 1996, is provided in the following table. The pro forma results include adjustments for depreciation and amortization of assets acquired based on their fair market values at the acquisition date, adjustments for additional interest expense on acquisition debt, adjustments for the decrease in interest expense on a note which was repaid in connection with the acquisition of RDI, adjustments for the elimination of interest income on excess cash balances, adjustments for the elimination of intercompany sales and profit in inventory, and the related income tax effect. The unaudited pro forma information does not necessarily represent what the results of operations would have been in such period and is not intended to be indicative of future results.

     --------------------------------


                                                                      Year Ended
                                                                     December 28,
                                                                         1996
                                                                 ---------------------
     (Unausdited - In thousands, except per share amounts)

     Net sales                                                            $67,119
     Net income applicable to common shareholders                           4,141
     Earnings per share:
                Basic                                                       $0.79
                Diluted                                                     $0.79

     Weighted average number of common
          shares and equivalents outstanding
                Basic                                                       5,252
                Diluted                                                     5,271


(5)  ACQUISITION OF AEI:
     -------------------

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

     The net assets acquired after allocating the purchase price are as follows (in thousands):


                   Cash                                       $      531
                   Receivables                                     1,349
                   Inventories                                       751
                   Other current assets                              509
                   Goodwill                                        1,553
                   Property, plant and equipment                     101
                   Accounts payable                                 (650)
                   Accrued expenses                               (1,570)
                                                            =============
                                                              $    2,574
                                                            =============


     The unaudited pro forma results of operations for the years ended January 2, 1999, December 27, 1997, and December 28, 1996, respectively, had the acquisition of AEI occurred at January 1, 1998, January 1, 1997, and January 1, 1996, respectively, are provided in the following table. These pro forma results include adjustments for depreciation and amortization of assets acquired based on their estimated fair market values at the acquisition date, adjustments for the elimination of interest income on excess cash balances, reduction of

     --------------------------------

     selling, general and administrative expenses associated with duplication of duties, and the related income tax effect. The unaudited pro forma information does not necessarily represent what the results of operations would have been in such periods and is not intended to be indicative of future results.


                                                                            For the years ended
                                                             January 2,        December 27,        December 28,
                                                                1999               1997                1996
                                                           ----------------   ----------------    ---------------
                                                                     (Unaudited - In thousands, except
                                                                             per share amounts)
     Net sales                                                     $82,616            $75,478            $65,769
     Net income applicable to common shareholders                    8,027              6,229              4,601
     Earnings per share:
                Basic                                                $0.97              $0.75              $0.88
                Diluted                                              $0.91              $0.73              $0.87

     Weighted average number of common
          shares and equivalents outstanding
                Basic                                                8,298              8,272              5,252
                Diluted                                              8,778              8,488              5,271


(6)  INVENTORIES:
     ------------

     Classes of inventories are as follows (in thousands):

                                            January 2,           December 27,
                                               1999                  1997
                                         -----------------     -----------------
     Raw materials and supplies             $       2,011        $        1,345
     Work - in - process                            1,955                 1,333
     Finished goods                                 4,746                 3,736
                                         =================     =================
                                            $       8,712        $        6,414
                                         =================     =================

(7)  PROPERTY, PLANT AND EQUIPMENT:
     ------------------------------

     Classes of property, plant and equipment are as follows (in thousands):


                                                     January 2,        December 27,
                                                        1999               1997
                                                       ------             ------
               Land                                        472                448
               Buildings                                 3,433              3,404
               Equipment                                18,751             17,708
               Leasehold improvements                      287                248
                                                    ----------         ----------
                                                        22,943             21,808

               Accumulated depreciation                 (9,771)            (7,546)
                                                    ----------         ----------
                                                       $13,172            $14,262
                                                    ==========         ==========

(8)  DEBT:
     -----

     Debt consists of the following (in thousands):

                                                   January 2,          December 27,
                                                     1999                  1997
                                                  ------------        -------------
     RDI Notes                                     $         -         $        738
     RDI fixed rate loans                                  293                  514
     RDI short-term debt                                     -                  320
                                                  ------------        -------------

     Total debt                                    $       293         $      1,572

     Less: Current portion of long-term debt               141                  612
           Short-term debt                                   -                  320
                                                  ------------        -------------

     Total long-term debt                          $       152         $        640
                                                  =============       =============


     The notes, issued by CDI in connection with t he acquisition of RDI (the "RDI Notes"), bore interest at 8% per annum a nd were due in three equal annual installments commencing on April 1, 19 97. In November 1998, CDI exercised its right to prepay the RDI notes w ithout a premium.

     The RDI fixed rate loans bear interest at the weighted average rate of 7.7% and are secured by certain assets of RDI.

     Fleet Bank of Maine ("Fleet Bank") and the Company are parties to a loan agreement, pursuant to which Fleet Bank has agreed to provide a $20.0 million revolving line of credit facility to the Company to fund strategic acquisitions and, if needed, for working capital. The facility has a maturity date of September 30, 2000. The facility has three interest rate options consisting of (i) Fleet Bank's prime rate for daily rate borrowings, (ii)

     ------------------

     Fleet Bank's cost of funds rate plus 1.5% for borrowings of 30 days or less, or (iii) the corresponding London Interbank Offering Rate (LIBOR) plus 1.5% for borrowings of 30, 60, 90 or 180 days. The line of credit contains certain financial and other covenants including but not limited to, minimum tangible net worth, debt to net worth, and minimum cash flow coverage. The financial covenants are to be met on a quarterly basis. The Company is in compliance with all covenants as of January 2, 1999 and believes that the covenants will not restrict its future operations. To date, there have been no borrowings under this line of credit facility.

     RDI has various credit facilities available to it totaling $0.8 million with rates ranging from 0.5% to 1.0% over the Paris Inter-Bank Offered Rate. As of January 2, 1999, RDI had no borrowings under these facilities and as of December 27, 1997, RDI had borrowings of $0.3 million under these facilities.


     Scheduled principal payments due on debt in the next five years are as follows (in thousands):

                                                  Total
                                                  -----
                                    1999          $ 141
                                    2000             70
                                    2001             82
                                    2002              -
                                    2003              -


(9)  EARNINGS PER COMMON SHARE:
     --------------------------

     Basic earnings per share were computed by dividing net income available to common shareholders by the number of weighted average Common Shares outstanding (8,297,840, 8,274,408 and 5,252,304 for the years ended January 2, 1999, December 27, 1997, and December 28, 1996, respectively). Diluted earnings per share were computed by dividing net income available to common shareholders by the weighted average number of Common Shares and dilutive Common Share equivalents (480,220, 249,393, and 18,466, for the years ended January 2, 1999, December 27, 1997, and December 28, 1996, respectively) outstanding during the period. Common Share equivalents are calculated using the treasury stock method. The reconciliation of basic and diluted per-share computation are as follows (in thousands except per share amounts):

     ---------------------------------------


                                                                             For the years ended
                                                            ------------------------------------------------------
                                                              January 2,        December 27,       December 28,
                                                                 1999               1997               1996
                                                                 ----               ----               ----

     Net income applicable to common shareholders             $       7,864      $       5,903      $       4,066
                                                            ================   ================   ================

     Weighted average common
        shares outstanding - Basic                                    8,298              8,274              5,252

     Dilutive effect of outstanding options                             480                250                 19
                                                            ----------------   ----------------   ----------------

     Weighted average common
        shares outstanding - Diluted                                  8,778              8,524              5,271
                                                            ================   ================   ================

     Earnings per share:

     Basic                                                            $0.95              $0.71              $0.77
                                                            ================   ================   ================

     Diluted                                                          $0.90              $0.69              $0.77
                                                            ================   ================   ================


(10) STOCK  OPTION PLANS:
     --------------------

     The Company reserved 500,000 Common Shares for issuance pursuant to its 1996 Stock Compensation Plan and 666,666 Common Shares for issuance pursuant to its 1997 Stock Compensation Plan (the "Plans"). The Plans provide for the awarding of incentive stock options, non-statutory options, and director options, to purchase Common Shares from time to time at the discretion of the Company. In addition, in April 1995 the Company issued to a consultant non-qualified stock options to purchase 333,332 Common Shares at $5.40 through March 31, 2002 (see Note 19).

     ---------------------------------

     The following table summarizes stock option plan activity.


                                                         Number
                                                       of Shares         Option Price
                                                      -------------   -------------------
     Outstanding at December 29, 1995                      333,332                 $5.40

     Granted                                               374,982           5.40 - 6.34
     Exercised                                                   -                     -
                                                      -----------------------------------
     Outstanding at December 28, 1996                      708,314           5.40 - 6.34

     Granted                                               459,972          7.62 - 10.80
     Exercised                                              (8,332)                 5.40
                                                      -----------------------------------
     Outstanding at December 27, 1997                    1,159,954          5.40 - 10.80

     Granted                                                18,328         10.00 - 14.50
     Surrendered                                          (19,998)                 10.13
     Exercised                                            (24,998)           5.40 - 7.62
                                                      -----------------------------------
     Outstanding at January 2, 1999                      1,133,286        $5.40 - $14.50
                                                      =============   ===================


     All option share amounts and option price amounts have been restated to give retroactive effect to the December 15, 1997, 4-for-3 stock split and June 15, 1998, 5-for-4 stock split of the Company's Common Shares.

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations.

     ---------------------------------

     Accordingly, had compensation cost for these plans been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                                      For the years ended
                                                     ------------------------------------------------------
                                                       January 2,        December 27,        December 28,
                                                          1999               1997                1996
                                                          ----               ----                ----
     Net income applicable to
       common shareholders       As Reported:            $7,864             $5,903             $4,066
                                 Pro forma:               7,540              5,605              3,993

     Earnings per share          As Reported:
                                 Basic                    $0.95              $0.71              $0.77
                                 Diluted                   0.90               0.69               0.77

                                 Pro forma:
                                 Basic                    $0.91              $0.68              $0.76
                                 Diluted                   0.86               0.66               0.76

     The fair values option grants were estimated on the date of grant using the Black-Scholes option-pricing model on the following weighted-average assumptions used for grants in 1998 and 1997; dividend yield of 0%, expected volatility of 46%, 29% and 26%, respectively, expected life of 5 years or 10 years, and risk free interest rates of 5.68%, 6.35% and 6.07%, respectively.

     At January 2, 1999, the Company had 1,133,286 options outstanding at exercise prices ranging from $5.40 to $14.50. These options had a weighted-average exercise price of $7.63, a weighted average fair value of $3.28, and a weighted average remaining contractual life of 6.3 years.


(11) EMPLOYEE STOCK PURCHASE PLAN:
     -----------------------------

     A total of 333,332 Common Shares are authorized for issuance under the Company's Employee Stock Purchase Plan ("Employee Plan"). The Employee Plan permits eligible employees to purchase Common Shares at the lower of 85% of the fair market value of the Common Shares at the beginning or at the end of each three month offering period. Pursuant to such plan, 13,450 and 4,112 Shares were sold to employees during the years ended January 2, 1999 and December 27, 1997, respectively.

(12) INCOME TAXES:
     -------------

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                        For the years ended
                                                     -------------------------------------------------------
                                                        January 2,         December 27,       December 28,
                                                           1999                1997               1996
                                                           ----                ----               ----
                   Current:
                     Federal                               $1,324             $3,246              $1,661
                     State                                    226                360                 481
                     Foreign                                1,086                248                (177)
                                                         --------           --------            --------
                                                            2,636              3,854               1,965
                                                         --------           --------            --------
                   Deferred:
                     Federal                                  188               (251)                182
                     State                                     44               (130)                 52
                     Foreign                                   10                203                 474
                                                         --------           --------            --------
                                                              242               (178)                708
                                                         --------           --------            --------
                                                           $2,878             $3,676              $2,673
                                                         ========           ========            ========

A reconciliation of the income tax provision calculated at the federal income tax statutory rate and the Company's effective income tax rate is as follows (in thousands):

                                                                                    For the years ended
                                                               --------------------------------------------------------
                                                                  January 2,         December 27,         December 28,
                                                                     1999                1997                 1996
                                                                     ----                ----                 ----
            Tax at statutory rate                                   $3,660              $3,258               $2,363
            State income taxes, net of federal benefit                 176                 360                  350
            Research and development tax credits                      (266)               (209)                 (92)
            Foreign taxes greater (less) than federal rates           (793)               (106)                 (76)
            Other, net                                                 101                 373                  128
                                                                  --------            --------             --------
                                                                    $2,878              $3,676               $2,673
                                                                  ========            ========             ========

     --------------------------

     The significant components of deferred income tax asset (liability) are as follows (in thousands):

                                                                       January 2,         December 27,
                                                                          1999                1997
     Deferred Tax Assets - Current:
      Inventory reserves                                           $        122           $      77
                                                                            595                 605
      Accrued employee benefits                                             325                 407
      Other                                                            --------            --------
                                                                          1,042               1,089
                                                                       --------            --------

     Deferred Tax Assets (Liabilities) - Noncurrent:                     (1,557)             (1,454)
      Depreciation                                                           45                 137
      Other                                                            --------            --------
                                                                         (1,512)             (1,317)
                                                                       --------            --------
                                                                       $   (470)            $  (228)
                                                                       ========            ========


     Deferred income taxes are not provided on undistributed earnings of the Company's foreign subsidiaries because the earnings of $6,589,000 and $625,000 for the years ended January 2, 1999 and December 27, 1997 were considered permanently reinvested in such foreign operations. The unrecognized tax liability on the undistributed foreign earnings was not significant as of January 2, 1999 and December 27, 1997.

(13) EMPLOYEE BENEFITS:
     ------------------

     CDI maintains a 401(k) savings plan for substantially all domestic employees. Under the plan, CDI matches employee contributions subject to the discretion of the Board of Directors. The employer contribution expense for the years ended January 2, 1999, December 27, 1997 and December 28, 1996, was $538,000, $446,000, and $390,000, respectively. RDI maintains a government mandated retirement plan for substantially all of its employees. These benefits do not vest until retirement. The amount of the benefits to be paid depends upon, among other things, the seniority and salary of the employees at retirement date. Also, RDI maintains a government mandated employee profit plan for all employees. The amount of the benefits are based upon a formula which includes, among other things, net taxable income. The liability is generally not payable for a period of five years and is internally funded. In addition, RDI maintains an incentive plan for certain key employees. The amount of the benefits are based upon a formula which includes, among other things, net income. The expense for the above plans for RDI for the years ended January 2, 1999, December 27, 1997, and December 28, 1996 was $81,300, $28,600, and $101,000 respectively.

(14) COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Operating Leases-
     -----------------

     The Company leases certain buildings, office space, automobiles and equipment under noncancellable operating leases expiring at various dates through December 2002. Rental expense under operating leases amounted to $535,000, $520,000, and $531,000, for the years ended January 2, 1999,
     December 27, 1997 and December 28, 1996, respectively.

     ------------------------------------------

     Operating Leases-(Continued)
     ----------------------------

     Future minimum rental payments under leases extending for one year or more are as follows (in thousands):

             1999                                                  $328
             2000                                                   279
             2001                                                   219
             2002                                                   146
             2003 and thereafter                                      -


     Termination Benefits Agreements-
     --------------------------------

     In 1998, the Company entered into Executive Separation Agreements with Messrs. Atkinson, Wood and Hauser-Kauffmann. The Separation Agreements provide for separation pay should a Change in Control of the Corporation occur. The Separation Agreements were unanimously approved by the non-employee directors. Under the Separation Agreements, the executive's employment must be terminated involuntarily (other than for serious misconduct), or voluntarily by the executive officer for good reason, i.e. if the executive officer is demoted, relocated, or has a reduction in compensation, for separation pay to be available. Separation pay equals
     2.90 times the executive officer's average annual compensation for the most recent five taxable years ending before a Change in Control, and certain benefits are also extended for three years after termination. The executive officer is also entitled to continue to participate in the Corporation's retirement plans for three years after termination, or if such plans prohibit continued participation after termination, to receive benefits equal to the incremental benefit the executive officer would have received had his employment terminated three years after the actual date of termination. The Corporation believes that by assuring the executive officer of some financial security, the Separation Agreements protect the shareholders by neutralizing any bias of the executive officers in considering proposals to acquire the Corporation. The Corporation believes these advantages outweigh the disadvantage of the cost of the benefits.

     Legal Proceedings-
     ------------------

     The Company has various claims and contingent liabilities arising in the ordinary conduct of business. In the opinion of management, they are not expected to have a material adverse effect on the financial position of the Company.

(15) RELATED PARTY TRANSACTIONS:
     ---------------------------

     CDI-
     ---

     Hammond, Kennedy, Whitney & Company, Inc. ("HKW") provides management services to the Company. Certain directors of the Company are principals of HKW and own Common Shares of the Company. The Company pays HKW monthly management fees of $15,000 and board of directors fees. These fees amounted to $247,800, $247,200, and $246,100, for the years ended January 2, 1999,
     December 27, 1997, and December 28, 1996, respectively. In addition, fees paid to one of the principals of HKW for professional services amounted to $36,000, $36,000, and $94,000, for the years ended January 2, 1999,
     December 27, 1997, and December 28, 1996, respectively. One member of the Company's board of directors is the vice-president of the investment firm that manages a portion of the Company's short term investments.

     Indemnification from Seller-
     ----------------------------

     Pursuant to the terms of an Environmental Agreement dated July 6, 1994, the Seller has retained liability and agreed to indemnify CDI for any and all liabilities arising under CERCLA and other environmental requirements related to contamination and cleanup at acquired facilities, treatment, storage and disposal of hazardous materials transported offsite and remediation required by the State of Maine Department of Environmental Protection or U.S. Environmental Protection Agency existing or occurring prior to the acquisition date. The Seller has indemnified CDI against claims pursuant to the aforementioned issues to the extent the amounts exceed $50,000 in the aggregate. The Seller has liability for claims relating to soil and groundwater contamination from the surface impoundment and out-of-service leachfield at the Company's Standish facility, known to exist prior to the acquisition, to the extent the liability exceeds $50,000. The indemnifications provided by the Seller began to expire three years after the acquisition date, with certain indemnifications continuing indefinitely. Although the Company believes the Seller's indemnity is enforceable, if the Company were unable to enforce such indemnification obligations against the Seller, the Company could become liable for any such retained liability. The inability to proceed against the Seller could have a material adverse effect on the Company's financial condition and results of operations.

(16) SEGMENT INFORMATION:
     --------------------

     In 1998, the Company adopted SFAS No. 131 " Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments. The Company's reportable business segments provide distinctive products and services, which are marketed through different geographic channels. Each unit is managed separately because of their unique geographic, marketing and distribution requirements. The Company has two reportable business segments: CDI and RDI. CDI designs, manufactures and markets circuit breakers, electronic sensors and electronic ceramic component parts used by OEMs in the automotive, appliance and telecommunications markets. CDI includes both U.S. and non-U.S. manufacturing companies involved in manufacturing, selling and administrative functions and operations. RDI distributes CDI's products as well as a number of electronic components in Europe such as capacitors, connectors, circuit protection devices produced by other manufacturers and various electronic fuses and aftermarket products. These components are supplied to the automotive, appliance, and telecommunication OEM markets and are sourced and stocked by RDI. The Company's accounting policies for segments are the same as those described in the summary of accounting policies. Management evaluates segment performance based on segment net income. Transfers between segments are accounted for at market value.

          -------------------------------

          The following presents financial information for the reportable segments of the Company for the years ended January 2, 1999, December 27, 1997 and December 28, 1996 (in thousands).

                        Fiscal 1998                         Fiscal 1997                         Fiscal 1996
               -------------------------------    --------------------------------    --------------------------------
                  CDI       RDI       Total          CDI        RDI       Total          CDI        RDI      Total
                  ---       ---       -----          ---        ---       -----          ---        ---      -----
Net sales to
external
Customers       $ 48,888   $ 31,091  $ 79,979       $ 44,908   $ 25,296  $ 70,204       $ 39,857  $ 20,638   $ 60,495
               ==============================     ===============================     ===============================

Intersegment
net sales          6,359          -     6,359          4,689          -     4,689          2,764         -      2,764
               ==============================     ===============================     ===============================

Operating
income             8,199      2,307    10,506          8,185      1,550     9,735          7,605     1,011      8,616

Interest
income              (629)         -      (629)          (411)         -      (411)          (232)        -       (232)
Interest
expense               32        300       332            107        474       581          1,466       328      1,794
Income tax
provision          1,980        925     2,905          3,218        451     3,669          2,415       300      2,715

Net income
applicable to
               ------------------------------     -------------------------------     --------------------------------
common
shareholders    $  6,816   $  1,082  $  7,898       $  5,271   $    625  $  5,896       $  3,956  $    383   $  4,339
               ==============================     ===============================     ===============================

Total assets   $  38,965   $ 23,268  $ 62,233       $ 34,411   $ 17,583  $ 51,994       $ 27,069  $ 18,276   $ 45,345

Depreciation
and
amortization       2,487        456     2,943          2,041        364     2,405          1,836       283      2,119

Capital
expenditures       1,252        184     1,436          3,082        184     3,266          1,975        56      2,031

          ------------------------------

          The following presents a reconciliation of segment information to consolidated amounts for the years ended January 2, 1999, December 27, 1997 and December 28, 1996 (in thousands).

                                                                        Fiscal          Fiscal         Fiscal
                                                                         1998            1997           1996
                                                                        ------          ------         ------
          Net sales:
          ---------
          Total net sales of segments                                    $ 86,338        $ 74,893       $ 63,259
          Intersegment net sales                                           (6,359)         (4,689)        (2,764)
                                                                         --------        --------       --------
                Total consolidated net sales                             $ 79,979        $ 70,204       $ 60,495
                                                                         ========        ========       ========

          Operating income:
          ----------------
          Total operating income of segments                             $ 10,506       $   9,735      $   8,616
          Intersegment operating income                                       (61)             14           (106)
                                                                         --------       ---------      ---------
                Total consolidated operating income                      $ 10,445       $   9,749      $   8,510
                                                                         ========       =========      =========

          Income tax provision:
          --------------------
          Total income tax provision of segments                        $   2,905       $   3,669      $   2,715
          Intersegment income tax provision                                   (27)              7            (42)
                                                                        ---------       ---------      ---------
                Total consolidated income tax provision                 $   2,878       $   3,676      $   2,673
                                                                        =========       =========      =========

          Net income applicable to common shareholders:
          --------------------------------------------
          Total net income of segments                                  $   7,898       $   5,896      $   4,339
          Intersegment net income                                             (34)              7            (64)
                                                                        ---------       ---------      ---------
                Total consolidated net income                           $   7,864       $   5,903      $   4,275
                                                                        =========       =========      =========

          Total assets:
          ------------
          Total assets of segments                                       $ 62,233        $ 51,994       $ 45,345
          Elimination of intersegment receivables                          (1,094)           (756)          (896)
          Elimination of intersegment profit in inventory                    (246)           (189)          (206)
                                                                         --------        --------       --------
                Total consolidated assets                                $ 60,893        $ 51,049       $ 44,243
                                                                         ========        ========       ========


          For the years ended January 2, 1999, December 27, 1997, and December 28, 1996, United States export sales (principally to Europe) were $9,469,000 (excluding intercompany sales of $6,359,000 to RDI ), $8,218,000 (excluding intercompany sales of $4,689,000 to RDI ), and $8,765,000 (excluding intercompany sales of $2,764,000 to RDI ), respectively. Sales to RDI are made on substantially the same terms and conditions as those to unrelated customers.

(17)      CUSTOMER INFORMATION:
          --------------------

          CDI sells products primarily to OEMs on a worldwide basis, primarily in the automotive, appliance and telecommunications industries. RDI distributes its products primarily to OEMs in the Northern European market. Sales are concentrated in North America and Europe with the top 15 customers accounting for approximately 55%, 50%, and 45% of sales in 1998, 1997, and 1996 respectively. For the years ended January 2, 1999, December 27, 1997, and December 28, 1996, one customer accounted for approximately $12,911,500, $9,955,700, and $7,075,000 of sales during these periods.

(18)      SUPPLIER INFORMATION:
          --------------------

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


(19)      CONSULTING AGREEMENTS:
          ---------------------

          In April 1995, the Company entered into an agreement with an individual to provide design, marketing and consulting services to the Company. In addition, the Company entered into a number of license agreements with this individual. The terms of these agreements provide for minimum cash royalty and license payments. In connection with these agreements, the Company paid the individual a one time payment of $200,000 in 1995 and granted a non-qualified stock option to purchase up to 333,332 Common Shares at any time until March 31, 2002 at $5.40 per Common Share. In addition, royalty payments were approximately $520,000, $334,000, and $247,000 for the years ended January 2, 1999, December 27, 1997, and December 28, 1996, respectively.

          On December 27, 1998 the Company and the individual entered into an additional license agreement which provides for minimum cash royalty payments. On December 28, 1998 the individual and the Company terminated the consulting services agreement signed in April of 1995 and amended the license agreements to reduce the minimum cash royalty and license payments on certain products. In connection with the termination of the consulting services agreement, the Company paid the individual a one time payment of $635,553, which is included in selling, general and administrative expense for fiscal 1998 in the accompanying consolidated financial statements.


(20)      INTERNATIONAL MANUFACTURING AND DISTRIBUTION:
          --------------------------------------------

          The Company has an international manufacturing subsidiary located in San Cristobal, Dominican Republic. Included in the Company's balance sheet at January 2, 1999, and December 27, 1997, are the net assets of the Company's international manufacturing operations which totaled approximately $1,785,000 and $2,017,000, respectively. This operation manufactured products accounting for approximately 33% and 34% of the Company's gross revenues in fiscal 1998 and fiscal 1997, respectively.

          RDI distributes its products primarily to automotive OEMs in Northern Europe. The Company's results of operations are therefore subject to European economic conditions. RDI generates revenues and incurs expenses primarily in currencies other than the U.S. dollar. As a result, there is increased financial risk to the Company based on fluctuations in currency exchange rates. Changes in exchange rates, therefore, may have a significant effect on the Company's financial condition and results of operations. At January 2, 1999 and December 27, 1997, the net assets of RDI, including goodwill, were approximately $14.0 million and $9.7 million.

(21)      SUPPLEMENTARY BALANCE SHEET INFORMATION:
          ---------------------------------------

          Accrued expenses consisted of the following (in thousands):


                                            January 2,           December 27,
                                               1999                  1997
                                         -----------------     -----------------

          Accrued income taxes             $        1,332        $          836
          Other                                     3,325                 2,567
                                         ----------------      ----------------
                                           $        4,657        $        3,403
                                         ================      ================



          Other long-term liabilities consisted of the following (in thousands):


                                            January 2,           December 27,
                                               1999                  1997
                                         -----------------     -----------------

          Deferred tax liabilities          $       1,512         $       1,317
          Retirement benefits                         677                   496
          Employee profit sharing                     257                   216
                                         ----------------      ----------------
                                            $       2,446         $       2,029
                                         ================      ================

Item 8.           Supplemental Financial Data


                                                 CONTROL DEVICES, INC.
                                                QUARTERLY FINANCIAL DATA

                                        (in thousands, except per share amounts)
                                                       unaudited

                                     1st Quarter          2nd Quarter          3rd Quarter         4th Quarter
                                   ------------------ -------------------- -------------------- -------------------
                                    1998      1997      1998      1997       1998      1997       1998     1997
                                    ----      ----      ----      ----       ----      ----       ----     ----
Net sales                           $19,280   $17,287   $19,846   $18,811    $18,991   $16,042   $21,862   $18,064

Cost of sales                        12,621    10,814    12,523    11,766     12,228    10,456    14,708    12,243
                                   ------------------ -------------------- -------------------- -------------------

Gross profit                          6,659     6,473     7,323     7,045    $ 6,763     5,586     7,154     5,821

Selling, general and administrative
 expenses                             2,783     2,751     2,896     3,057      3,005     2,438     3,394     2,509
Research and development              1,253     1,082     1,378     1,207      1,422     1,073     1,324     1,059
                                   ------------------ -------------------- -------------------- -------------------
                                      4,036     3,833     4,274     4,264      4,427     3,511     4,718     3,568

                                  ------------------- -------------------- -------------------- -------------------
Operating income                      2,623     2,640     3,049     2,781      2,337     2,075     2,436     2,253

Interest expense (income)               (31)       87       (73)       60        (89)       92      (104)      (69)
                                  ------------------- -------------------- -------------------- -------------------

Income before income taxes            2,654     2,553     3,122     2,721      2,426     1,983     2,540     2,322

Income tax provision                    730     1,017       889     1,032        616       769       643       858
                                  ------------------- -------------------- -------------------- -------------------

Net income                          $ 1,924   $ 1,536   $ 2,233   $ 1,689    $ 1,810   $ 1,214   $ 1,897   $ 1,464
                                  =================== ==================== ==================== ===================

Earnings per share:
     Basic                          $  0.23   $  0.19   $  0.27   $  0.20    $  0.22   $  0.15   $  0.23   $  0.18
     Diluted                        $  0.22   $  0.18   $  0.25   $  0.20    $  0.22   $  0.14   $  0.22   $  0.17

Weighted average number of
common shares and equivalents
outstanding
      Basic                           8,288     8,272     8,292     8,272      8,296     8,272     8,315     8,282
      Diluted                         8,753     8,460     8,790     8,450      8,795     8,539     8,774     8,615

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ----------------------------------------------------------------
          Financial Disclosure
          --------------------
     None.
                                   Part III
                                   --------
Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     Incorporated herein by reference to the information under the heading "Election of Directors" and "Executive Officers" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 16, 1999.

Item 11.  Executive Compensation
          ----------------------

          Incorporated herein by reference to the information under the headings "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Compensation of Executive Officers", "Options" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 16, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          Incorporated herein by reference to the information under the headings "Principal Shareholders" and "Security Ownership of Management" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 16, 1999.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          Incorporated herein by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on April 16, 1999.

                                    Part IV
                                   --------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a)       (1) Financial Statements

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

          4.7 Loan Agreement dated September 22, 1998 between the Company and Fleet Bank of Maine. (Incorporated by reference to Exhibit
                 10.19 of Form 10-Q for the quarter ended September 30, 1998, Commission File No. 0-21345).

          9      Not Applicable.

          10.1 Environmental Agreement dated July 6, 1994 among Control Devices, Inc., GTE Products of Connecticut Corporation, GTE Corporation, GTE Control Devices Incorporated and Dominican Overseas Trading Company (Incorporated by reference to Exhibit
                 10.1 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

          10.2 Lease Agreement dated December 30, 1994 between Mecon Mfg. and Control Devices, Inc. (Incorporated by reference to Exhibit
                 10.2 of Form 10-K for the year ended December 28, 1996, Commission File No. 0-21345).

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

          10.6 Option to Purchase 333,332 Class A Common Shares of Control Devices, Inc. granted to Dr. Dennis J. Hegyi (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-1, Registration Statement No. 333-09379).

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

          10.15 Lease dated December 1, 1996 between the Company and Regency Associates (Incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 28, 1996, Commission File No. 0-21345).

          10.16* 1997 Stock Compensation Plan (Incorporated by reference to
                 Exhibit 10.16 of Form 10-K for the year ended December 27, 1997, Commission File No. 0-21345).

          10.17 Stock Purchase Agreement dated June 26,1998, by and among the Company and of the shareholders of AEI. (Incorporated by reference to Exhibit 10.17 of Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-21345).

          10.18* Amended Employment Agreement with Michel Hauser-Kauffmann
                 (Incorporated by reference to Exhibit 10.18 of Form 10-Q for the quarter ended September 30, 1998, Commission File No. 0-21345).

          10.19* Termination Benefits Agreement with Jeffrey G. Wood
                 (Incorporated by reference to Exhibit 10.19 of Form 10-Q for the quarter ended September 30, 1998, Commission File No. 0-21345).

          10.20* Termination Benefits Agreement with Bruce D. Atkinson
                 (Incorporated by reference to Exhibit 10.19 of Form 10-Q for the quarter ended September 30, 1998, Commission File No. 0-21345).

          10.21 Amendment and Termination Agreement by and between Dennis J. Hegyi and the Company, dated December 28, 1998. (Incorporated by reference to Exhibit 99.0 of Form 8-K filed on January 8, 1999, Commission File No. 0-21345).

          10.22 Termination of Consultant's Agreement by and between Dennis J. Hegyi and the Company, dated December 28, 1998. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed on January 8, 1999, Commission File No. 0-21345).

          10.23 License Agreement by and between Dennis J. Hegyi and the Company, dated December 27, 1998. (Incorporated by reference to
                 Exhibit 99.2 of Form 8-K filed on January 8, 1999, Commission File No. 0-21345).


          12     Not Applicable.

          13     Not Applicable.

          16     Not Applicable.

          18     Not Applicable.

          21.1   Subsidiaries of the Company.

          22     Not Applicable.

          23     Not Applicable.

          24     Not Applicable.

          27     Financial Data Schedule.

          28     Not Applicable.

          99     Not Applicable.

* Management Compensation Plans

 (b)      Reports on Form 8-K

The Company filed this report on form 8-K to disclose certain information related to agreements entered into with Dennis J. Hegyi.


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


                                                     Control Devices, Inc.


                                             Date: By /S/ JEFFREY G. WOOD
                                                     --------------------
                                                       Jeffrey G. Wood
                                                 Vice President, Chief Financial
                                                Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



    SIGNATURES                                 TITLE(S)                                   DATE
    -----------                                -------                                    ----
                                 President, Chief Executive Officer and
/S/ BRUCE D. ATKINSON            Director                                            January 26, 1999
------------------------------   Principal Executive Officer
Bruce D. Atkinson


/S/ RALPH R. WHITNEY, JR.        Chairman of the Board                               January 26, 1999
------------------------------
Ralph R. Whitney, Jr.


                                 Vice President, Chief
                                 Financial                                           January 26, 1999
/S/ Jeffrey G. Wood              Officer, Secretary and Treasurer
------------------------------   Principal Financial Officer and
Jeffrey G. Wood                  Principal Accounting Officer


/S/ C. M. BRENNAN, III           Director                                            January 26, 1999
------------------------------
C.M. Brennan, III


/S/ JOHN D. COOKE                Director                                            January 26, 1999
------------------------------
John D. Cooke


/S/ FORREST E. CRISMAN, JR.      Director                                            January 26, 1999
------------------------------
Forrest E. Crisman, Jr.


/S/ JAMES O. FUTTERKNECHT, JR.   Director                                            January 26, 1999
------------------------------
James O. Futterknecht, Jr.


/S/ ALAN I. MOSSBERG             Director                                            January 26, 1999
------------------------------
Alan I. Mossberg


/S/ GLENN SCOLNIK                Director                                            January 26, 1999
------------------------------
Glenn Scolnik